Form 10QSB
period 2006-06-30
Southridge Technology Group, Inc.
filed 2006-08-21
CIK 1346405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2006

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 130599

Southridge Technology Group, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	10-0002110
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Joseph M. Garzi Southridge Technology Group, Inc. 90 Grove Street Ridgefield, CT 06877 (Address of principal executive offices)

203-431-8324
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes *☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,560,000 shares of Common Stock, as of August 16, 2006.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

*Initial Exchange Act filing since Registration Statement (File No.: 333-130599) was declared effective on July 31, 2006.

SOUTHRIDGE TECHNOLOGY GROUP, INC.

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Balance Sheet

June 30, 2006

(Unaudited)

ASSETS

Current Assets:

Cash	$31,254
Accounts receivable – net	178,137
Inventories	15,652
Total Current Assets	225,043

Equipment –net	35,642

TOTAL ASSETS	$260,685

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$122,969
Accrued expenses and other liabilities	25,570
Total Current Liabilities	148,539

Stockholders' Equity:
Preferred stock at $0.001 par value; authorized: 1,000,000 shares, no shares issued and outstanding	-
Common stock at $0.001 par value; authorized: 98,000,000 shares; 10,560,000 shares issued and outstanding	10,560
Retained earnings	101,586
Total Stockholders' Equity	112,146

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$260,685

See notes to financial statements.

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Statements of Operations

For the Nine Months Ended June 30, 2006 and 2005

(Unaudited)

		2006		2005

Revenues		$759,268		$743,271
Cost of Revenues		474,298		552,923

Gross Profit		284,970		190,348

Operating expenses		258,140		215,656

Income (Loss) Before Income Taxes		26,830		(25,308)

Provision for Income Taxes		9,391		-

Net Income (Loss)		$17,439		$(25,308)

Basic and diluted income (loss) per share	$	*	$	*

Weighted average number of common shares outstanding		10,248,076		10,000,000

See notes to financial statements.

*Less than $(.01) per share.

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Statements of Operations

For the Three Months Ended June 30, 2006 and 2005

(Unaudited)

		2006		2005

Revenues		$310,662		$311,116
Cost of Revenues		218,366		282,474

Gross Profit		92,296		28,642

Operating expenses		93,445		38,260

Income (Loss) Before Income Taxes		(1,149)		(9,618)

Income Tax Benefit		(402)		-

Net Loss		$(747)		$(9,618)

Basic and diluted loss per share	$	*	$	*

Weighted average number of common shares outstanding		10,560,000		10,000,000

See Notes to Financial Statements.

*Less than $(.01) per share.

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Statements of Cash Flows

For the Nine Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,439	$(25,308)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	4,378	4,378
Bad debt expense	11,556	11,535
Change in net operating assets	(3,532)	(24,989)
Net Cash Provided (Used) by Operating Activities	29,841	(34,384)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(2,080)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of shares of common stock	560	-

INCREASE (DECREASE) IN CASH	28,321	(34,384)

CASH AT BEGINNING OF PERIOD	2,933	34,384
CASH AT END OF PERIOD	$31,254	$-

See Notes to Financial Statements.

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Notes to the Financial Statements

June 30, 2006

(Unaudited)

NOTE 1 -

ORGANIZATION

Southridge Technology Group, LLC (LLC) was organized in November 2001 under the laws of the State of Delaware. On August 24, 2005, LLC was converted into a corporation and changed its name to Southridge Technology Group, Inc. (“Company” or “STG”)   The Company provides customized computing and communications services and solutions for small to medium-sized businesses.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form SB-2 which was declared effective on July 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Operations

We provide services to customers. A substantial amount of our costs, including salaries and rent, are relatively fixed in the short term. We provide a wide range of computing and communications services to our clients within a single line of business of providing computer services to clients. Specifically, we:

•

Configure computer networks to provide security without sacrificing employee productivity.

•

Maintain client computers, servers and systems to operate at optimal efficiency.

•

Install or provide reliable backup systems.

•

Protect client systems against malware, including intruders, damaging bugs, spyware and unauthorized users.

•

Provide remote and home office connectivity.

Our clients/customers tend to be small businesses or professional firms having fewer than 150 desktops. Many have four or five computers. These customers generally do not have in-house information technology or computer departments. We provide the assistance that they need in maintaining their computer systems and networks. Most engagements consist of providing a combination of services.

Our results vary significantly from period to period based on (1) receiving more billable hours and (2) undertaking an engagement involving the purchase of computer equipment or software. Engagements involving purely billable hours generally relate to optimizing and upgrading existing systems. These engagements generally involve defragmenting computers, downloading critical software, virus protection and operating system updates, following up on error messages, checking on firewall settings and maintaining servers. Engagements involving the purchase of equipment or software are those in which a customer engages us to assist in installing, upgrading or replacing a computer system. In some cases, the customer requests that we acquire the hardware/software on its behalf. In other cases, the customer engages us to install hardware and software that it purchased separately. In general, we realize lower profit percentages on engagements involving us purchasing hardware or software than on pure service engagements.

Most of our engagements are expected to come as a result of referrals from business contacts of our president, and our director, and our business development efforts. Those efforts consist principally of attending and participating in business civic and professional group meetings where we meet small business owners and professionals. We offer to provide a free two hour assessment of computer and information systems to prospective customers. During the nine months ended June 30, 2006 and 2005, customers affiliated with our principal shareholder comprised 30.69% and 28.72%, respectively, of our total revenues. These customers, like substantially all of our other customers, have no commitment or obligation to continue doing business with us.  Most customers engage us on a project-by-project or monthly retainer basis. We rarely have long-term engagement agreements. We cannot predict what our level of activity will be over the next 12 months because we do not know how many client engagements that we will obtain.

If we have to purchase equipment or software, we do so from major vendors, such as Dell. We never provide any product or software warranties. The client receives the warranty provided by the manufacturer. We do not use any vendors that are affiliated parties.

Nine Months Ended June 30, 2006 compared to the Nine Months Ended June 30, 2005

Operations consisted of the following:

	2006	2005

Revenues	$ 759,268	$ 743,271
Cost of Revenues	474,298	552,923

Gross Profit	287,970	190,348

Operating expenses	258,140	215,656

Income (Loss) Before Income Taxes	26,830	(25,308)

During the 2006 period, we received more engagements that were negotiated at greater profitability. During the nine months ended June 30, 2006, services to one client affiliated or controlled by our principal shareholder comprised 19.04% of our total revenue. This client received comparable pricing to what the Company would charge to other major, unrelated clients for similar amounts and types of services. Services to all clients affiliated with the Company’s principal shareholder comprised 30.69% of total revenue for the nine months ended June 30, 2006.

During the nine months ended June 30, 2005, services to two clients comprised 24.72% of total revenue. One of these two clients is affiliated with our principal stockholder and comprised 10.52% of total revenues. Services to all clients affiliated with our principal shareholder comprised 28.72% of total revenue for the nine months ended June 30, 2005.

During the 2005 period, we were using independent contractors to perform certain services. We used our own employees in 2006. In 2005, we had an inventory write-down of $64,036. There were no other significant differences in expense categories between periods.

Liquidity

STG does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when or if needed will be available. We do not believe that we need funding to continue our operations at their current levels because we do not have a capital intensive business plan and because of the commitment of our principal shareholder, Sunodia, to provide loans in certain circumstances. We believe that this commitment combined with our normal business operations will permit us to meet our obligations over the next twelve months. We have generated and are currently generating sufficient cash from operations to meet our operating needs. Unless revenue decreases unexpectedly, we believe that our operations will continue to generate sufficient cash flow to support our current level of operations. We have no objective way of predicting the likelihood of our revenues decreasing unexpectedly during the next 12 months. We are considering seeking a bank credit facility.

Private equity capital, if sought, will be from business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use shares to compensate employees, consultants and independent contractors wherever possible.

If revenues generated over the next 12 months approximate those received over the past 12 months, of which there are no assurances, we believe that the cash generated would be sufficient to continue operations for the next 12 months. However, many of our engagements are short-term and not recurring. At this time, as is typical in our business, we do not have sufficient known and committed engagements or agreements that would generate sufficient funds to cover all of our obligations and costs.

The principal factor impacting our cash flow is the number of engagements that we obtain and the billable hours associated with those engagements. Since many of our costs are relatively fixed in the short-term, our profitability increases rapidly upon reaching the breakeven point. Our business development efforts are performed consistently throughout each year. However, we cannot predict the number or timing of engagements that will be obtained as a result of those efforts. If the number of engagements and billable hours decreases, we may be forced to reduce the number of our employees.

We have no off balance sheet arrangements, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company, that will increase our operating costs or cash requirements in the future.

 New Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended December 31, 2007, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAF No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after June 30, 2006.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Critical Accounting Policies

The preparation of financial statements and related notes in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, restructuring and impairments and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  See Note 2 to our financial statements filed with Form SB-2/Pre-Effective Amendment No. 4 on July 17, 2006 for an in depth discussion of our accounting policies.

Seasonality

To date, we have not noted seasonality as a major impact on our business.

ITEM 3

CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive and Chief Financial Officer (one person, our President). Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southridge Technology Group, Inc.

                (Registrant)

/s/ Joseph M. Garzi

Joseph M. Garzi

Title: President and Chief Financial Officer

August 21, 2006