Form 10KSB
period 2006-09-30
Southridge Technology Group, Inc.
filed 2007-01-16
CIK 1346405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-130599

Southridge Technology Group, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	10-0002110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
90 Grove Street
Ridgefield, CT	06877
(Address of principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: 203-431-8324

Securities registered under Section 12(b) of the Act:

Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act:

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No ☐   (except that Registrant became subject to the Exchange Act on July 31, 2006 upon effectiveness of Registration Statement on Form SB-2)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes  ☒  No

State Issuer’s revenues for its most recent year: $1,176,432 as of September 30, 2006.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2006 is 10,560,000 shares, all of one class, $.001 par value per share.  Of this number, 560,000 shares were held by non-affiliates of the Registrant.

The Company’s common stock has not traded on the OTCBB or any national exchange and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the 560,000 shares held by non-affiliates, based upon the book value as of September 30, 2006 is less than $.01 per share.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owing 5% or more of the Registrant’s common stock, both of record and beneficially.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes__________No_________ NOT APPLICABLE

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format

☐  Yes  ☐  No

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this annual report on Form 10-KSB are forward-looking statements.  Such forward-looking statements contained in this annual report on Form 10-KSB involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy,

•

our possible financings, and

•

the adequacy of our cash resources and working capital

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this annual report on Form 10-KSB.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

A broker dealer/market maker has made a Form 211 filing with the NASD to obtain a trading symbol for our common stock so that the shares may be quoted on the Over-the-Counter Bulletin Board. No assurances can be given as to whether a trading symbol will be issued.

Item 1 – DESCRIPTION OF BUSINESS

Southridge Technology Group, Inc. (the “Company” or “STG”) was incorporated as a limited liability company under the laws of the State of Delaware in November 2001 to provide customized computing and communications services for small to medium-sized businesses. We became a C corporation in August 2005.

From inception, we have been and are in the computer services business and provide a wide range of computing and communications services to our clients. Our clients/customers tend to be small businesses or professional firms having fewer than 150 desktops. Many have four or five computers. These customers generally do not have in-house information technology or computer departments. We are a computer service business and provide the assistance that they need in maintaining their computer systems and networks. In effect, we become the outside IT department for these companies. Most of our work is on a project-by-project or month-to-month basis. In effect, we are engaged to assist clients to establish and/or maintain their computer operations. This involves various combinations of installing, maintaining, repairing and upgrading computers and networks for small companies.

Specifically, we:

•

Configure and install computer networks to provide security without sacrificing employee productivity.

•

Set up, maintain and upgrade individual computers or servers.

•

Install or provide reliable backup systems.

•

Protect client systems against malware, including intruders, damaging bugs, spyware and unauthorized users.

•

Provide remote and home office connectivity.

Joseph M. Garzi is our founder and president.

Strategy

Our mission is to use our knowledge and experience to serve the computer and information technology (“IT”) needs of small and medium sized businesses. Most of these companies need to use computer technology to run their businesses efficiently and effectively. At the same time, many of these entities lack the in-house resources and/or knowledge to design or manage an IT system. Our goal is to provide clients with those resources and knowledge.

Our services consist of the following which can be offered individually or, more commonly, as a package:

Network Setup and Maintenance - we can plan, design, install, maintain and upgrade an entire computer network to meet the information needs of clients. The basic purpose of a network is to link computers of most or all of a company’s employees so that they can share data, programs and information. Networks include:

•

Local Area Network (known as a “LAN”) - A LAN is a group of computers and associated devices, such as printers, that share a common communications line or wireless link and typically share the resources of a single processor or server within a small geographic area (for example, within an office building). Usually, the server has applications and data storage that are shared in common by multiple computer users. A LAN may serve as few as two or three users (for example, in a home network or very small business) or as many as thousands of users. Many businesses have a limited number of employees and only need a single building or a cluster of buildings to be interconnected. We assist these customers to set up the system that only permit  authorized employees to have access to the data, applications, online resources, and printers.
Our 3 technicians design the system and install all the software, cable and hardware. We use software and hardware provided by major vendors such as Microsoft, Dell, CDW and PC Connector. We do not design our own hardware or software. We design our procedures to preserve a client’s existing technology investments by upgrading and refurbishing equipment where possible.

•

Wide Area Network (known as a “WAN”) - A WAN is a data communications network that covers a relatively broad geographic area and that often uses transmission facilities provided by common carriers, such as telephone companies. A WAN is used when a client requires secure and reliable data and voice communication between two or more offices located in different towns or states. Our technicians design and install systems featuring tight security measures that prevent unauthorized access to the network, while still allowing client employees the access they need to stay productive.

In essence, we assist with the design through implementation and on-going support in the areas of network architecture, infrastructure integration, automation process control, operating systems, database administration, and system stress testing. In other words, we assist our customers in selecting the computer hardware and software that will be used in their computer networks and then assist in installation and maintenance of the system. Our technical consultants also provide services of installing or modifying accounting and financial software, as well as corporate email and information systems.

Ongoing Maintenance and Service – We enter into service agreements to maintain service and modify computers and systems after installation. These agreements are principally monthly, but may be quarterly or annual in nature. In negotiating these arrangements, we estimate the number of hours per month that are likely to be required. We modify or estimates for renewal based on experience. This segment results in ongoing monthly income and is the key to our strategy. Our typical services in this area, which is the core service of our business, are:

•

defragmenting computers,

•

downloading critical software, virus protection updates and operating system updates,

•

following up on error messages,

•

checking on firewall settings and

•

maintaining servers.

These engagements involve our technicians going into a customer office to provide the service on each computer. Engagements involve purely billable hours.

Computer Hardware Installation - We are a computer service provider. As such, we assist clients in setting up or upgrading computers or systems. Engagements involving the installation or upgrade of equipment or software are those in which a customer engages us to assist in installing, upgrading or replacing a computer or system. In some cases, the customer requests that we provide the hardware/software as part of the engagement. In other cases, the customer engages us to install hardware and software that it purchased separately from our engagement. If we are requested to provide the hardware or software, we recommend and provide publicly-available computer hardware and software that we obtain at wholesale prices from vendors such as Dell, PC Connection or CDW. We generally try to build a 5% to 30% markup for purchased equipment costs into our overall engagement fee quote. The cost and billing related to equipment are included in the overall price for our service and are not considered to be independent transactions. We also ask for an amount equal to 50% of the equipment cost as an upfront fee payment from new clients to minimize our risk of loss. As previously indicated, the equipment is included as part of the entire engagement fee and not broken out separately. We never provide any product or software warranties. The client receives only the warranty provided by the manufacturer. We do not sell equipment except as part of an overall service engagement. We purchase all software and hardware on an engagement-by-engagement basis.

Security Solutions and Virus Protection – We work with clients to select and install software solutions designed to keep their information safe and virus and spyware free.

•

A virus is a piece of programming code that is capable of attaching itself to disks or other computer files and then replicating itself repeatedly (typically without the user’s knowledge or permission). Viruses usually spread through infected diskettes, CDs, e-mail attachments, shared network files, and the Internet. Although not all viruses are particularly damaging, many of them were designed, deliberately and sometimes maliciously, to destroy data or halt operation on systems. Some viruses significantly damage files and computer systems, even going so far as to destroy the hard drive or occupy valuable memory space.

•

Spyware is a term that describes software or hardware that makes use of information gathered from a computer user’s Internet connection, generally without his or her permission. Individuals concerned with privacy in the information technology age see spyware as a threat. Spyware includes cookies, small files placed by a company on the user’s hard drive for identification purposes. Cookies make it possible, for example, for you to be welcomed by name when you access a site. Spyware also infringes on your right to privacy more than does a regular cookie. Spyware operates in the so-called backchannel of your computer’s connection; it oftentimes does things you did not give it permission to do and that you perhaps would not want it to do. In fact, you might not even know what it’s doing, and that’s really the key. If you have given a company permission to track your travels on the Internet and make use of the data, then the software that does so isn’t really spying. Frequently, though, users click through permission statements without thoroughly reading or understanding them, and then the line between legitimate tracking software and spyware becomes blurred.

We install commercially available software in our clients’ networks to minimize or eliminate the likelihood of viruses or spyware entering their systems to steal or damage data. In most cases we purchase and provide the software as part of the engagement.

Backup and Data Redundancy – We design and implement systems to eliminate or substantially reduce the risk of having client data wiped out or lost because of fire, flood or human error. Backup involves copying a file or files to an alternate location so a safe copy remains if the original is destroyed or damaged. A single file or an entire drive can be backed up if media of sufficient size are available. We are also offering a dialup data file backup service for $10 per month for up to one gigabyte of data.

Other Services – We also offer:

•

Software Training and Programming Our technicians will train client staff on the latest in technology and software.

•

Emergency Troubleshooting – Our technicians provide emergency assistance by telephone or Internet.

Although the following services are not a key portion of our business, we do make them available:

•

E-mail and Web Hosting – We provide safe and secure E-mail to clients. The principal such services are hosting and managing client email accounts, including protection against viruses and spam. These services are provided at a cost of $7.50 per mail box per month with an option of virus/spam protection for an additional $2.50 per mail box per month.

•

Web Development - We design, host and maintain a client's website. We currently host eight websites at an average price per site of $40 per month.

Wherever possible, we negotiate arrangements that pay us hourly rates. In some cases, however, we agree to fixed rates.

Other – We consider ourselves to be in a single business, the computer services business. Many of our engagements incorporate a mix of services. We do not separate those services into categories and, therefore, cannot provide an accurate breakdown of revenue for specific services provided. All work for clients is now performed by our employees. We also use large, unaffiliated vendors to purchase hardware and software. We do not have any purchase agreements or contracts with any vendor. We make purchases on an engagement-by-engagement basis since we only use readily available products. If our project involves installing or upgrading equipment, entire system or software, we purchase the hardware or software that we believe best fits the client’s needs from an independent vendor. The cost of equipment is built into our overall service fee estimate.

Nature of Customer Base

Because our staff is small, we do not have a large customer base. For the year ended September 30, 2006, two customers comprised 11.6% ( Petals Decorative Accents ) and 19.3% (Southridge Capital Management, which is affiliated with our director, Stephen Hicks) of total revenues. During the year ended September 30, 2005, two customers comprised 15.3% (Ridgefield Capital) and 10.8% (Southridge Capital Management, which is affiliated with our director, Stephen Hicks) of total revenues. Our principal services to Petals Decorative Accents , involved setting up services and coordinating computer systems between offices. Our services to Southridge Capital Management involved optimizing computers and helping it to maintain its system and network throughout the year. Customers affiliated with Mr. Hicks comprised 30.9% and 27.0% of total revenues for the years ended September 30, 2006 and 2005, respectively. Customers affiliated with our largest shareholder, including those that individually comprised more than 10% of sales, comprised 30.9% and 27.0% of total revenues in 2006 and 2005, respectively. These customers engage us on a project by project basis.

Arrangements with related party customers are substantially the same as those with unrelated customers. They sign our standard engagement agreements, and our services involve maintaining and updating their IT operations and networks. Our pricing for services performed for related parties is substantially the same as pricing that is offered to unrelated parties for similar services. Certain related parties, Southridge Capital Management and Petals Decorative Accents, generally receive slightly lower rates than other customers due to the fact that they engage us for greater amounts of work on an ongoing basis than any other customers.

The loss of one or more of these customers could have a material adverse impact on our revenue and cash flow.

Pricing Considerations

There are two principal factors that affect our pricing decisions:

▪

The first factor is the number of hours that we expect to bill to a client. We may offer lower rates to clients that we expect will produce a high number of billable hours, whether under contract or as a general understanding.

▪

The second factor is the level of service that we will perform for a client. Our technicians are trained and certified at different levels of technical expertise. A client with a low level of technical requirements can be scheduled more easily than a customer with a high level of technical requirements. For example, if a client only requires basic desktop computer maintenance (referred to by us as Level 1 services), we can schedule any one of our technicians to respond. If a client requires Cisco router programming, we can only send a Cisco certified technician to respond. Our cost of doing business with a customer with a higher service level requirement is greater.

Southridge Capital Management often requires Level 3 service, our designation for the highest level of services offered by us, technical support. It is an organization that incorporates streaming financial data into its organization, has remote offices that connect via VPN and employees that connect via RDP sessions. In addition, we maintain a group of servers for Southridge Capital Management that include an Exchange server, 2 SQL servers, Domain controllers and a Management Server. Overall, we are engaged for a large number of hours and often must perform the highest technical services for Southridge Capital Management. We are currently averaging $108 per hour for the services provided to Southridge Capital Management.

Petals Decorative Accents, LLC often requires Level 3 technical support. It is an organization that incorporates streaming financial data into its organization and has remote offices that connect via VPN. In addition, we maintain a group of servers for Petals that include an Exchange server, Domain controllers, File Servers, SAP servers and Management Servers.  We are currently averaging $100 per hour for the services provided to Petals.

We have other unrelated clients that are charged rates as high as $150 an hour for Level 3 support with fewer hours, and we have other clients that we charge $65 an hour for Level 1 support such as clients in not-for profit entities. Most typically, Level 3 clients are billed between $115 and $125 per hour.

Competition

Competition in our industry is intense, and many of our competitors have greater financial and other resources than do we.  Competition comes from a wide variety of firms, many of which have more employees, finances and other resources and greater name recognition that do we.  We intend to compete based on the reputation and contacts of our president and director as well as the creative and practical approach to services that we offer. We serve the small business and professional firm market. These types of customers need their computer system to operate their businesses and often have little if any in-house computer expertise. We answer our service calls quickly and schedule our services during those calls. We rarely ask to reschedule. We believe that the ability of a customer to contact us quickly provides us with recurring business.

Our president has more than 20 years of experience in providing a variety of consulting services. We also get referrals from certain of our shareholders and by word of mouth from existing clients and by our business development efforts. Those efforts consist principally of attending and participating in business civic and professional group meetings where we meet small business owners and professionals. We offer to provide a free two hour assessment of computer and information systems to prospective customers. We receive engagements from the majority of prospective customers to whom we provide the free assessment.

No assurances can be given that our competitive strategy will be successful.

Employees

At December 31, 2006, we had 5 employees, consisting of our president and 4 technicians. There are no written contracts, although each employee has signed an agreement not to compete against us for three years after terminating employment with us. We cannot predict the likelihood of this agreement, which prohibits employees from soliciting our clients and customers, being upheld in court if challenged. We also use independent contractors to perform various functions.

Item 2 – DESCRIPTION OF PROPERTY

We currently operate out of office space located at 90 Grove Street, Ridgefield, CT  06877 which serves as our headquarters. The existing lease agreement expired in January 2006.  It called for monthly rent payments of $2,000. The lessor, Southridge Holdings, LLC, is an entity controlled by our director, Stephen Hicks. The lease calls for month-to-month renewal at the option of both parties. Lease rates approximate those charged for similar space to unrelated parties.

Item 3 -- LEGAL PROCEEDINGS

We are not a party to any pending, or to the best of our knowledge, threatened litigation of any type

Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

Item 5 -- MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

The Company became subject to Securities Exchange Act Reporting Requirements in July 2006. There is no current public market for the shares of our common stock.  No symbol has been assigned for our securities, and our securities have not been listed or quoted on any Exchange to date.  There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on December 31, 2006, there were 42 stockholders of record of our common stock, and 10,560,000 shares were issued and outstanding.

We have never repurchased any of our equity securities.

Quoting and Trading of our Common Stock

 There is no established trading market for our common stock.  Application has been made by a market maker to quote the shares of our common stock on the OTCBB. There can be no assurance as to whether our application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance.  Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business generally, including the impact of the factors referred to in "Risk Factors," investor perception and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

General Market Risks

There is no public market for our common stock, and there can be no assurance that any market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The market price for our common stock, if publicly traded, is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond our control, including the following:

•

actual or anticipated variations in quarterly operating results;

•

announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

additions or departures of key personnel;

•

sales or issuances of additional shares of common stock; and

•

potential litigation or regulatory matters.

The market prices of the securities of microcap companies have been especially volatile.  Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation.  A stockholder lawsuit could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

The sale or availability for sale of a substantial number of shares of our common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the company's ability to raise additional capital through the public or private sale of its securities. We have 10,560,000 common shares outstanding of which 9,050,000 shares of common stock outstanding are "restricted securities," as that term is defined in Rule 144 and may, under certain circumstances, be sold without registration under the Securities Act of 1933.  The availability of Rule 144 to the holders of our restricted securities would be conditioned on, among other factors, the availability of certain public information concerning us.  “Restricted Securities” as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) “Definitions”:

“Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering.”

We have 98,000,000 authorized shares of common stock, of which 10,560,000 are currently outstanding.  The board of directors, without stockholder approval, could issue up to 87,440,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

Item 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains  "forward-looking  statements"  which can be identified by the use of forward-looking  terminology such as "believes," "expects,"  "may," "should" or  "anticipates"  or the negative  thereof or other variations thereon or comparable terminology,  or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, changing market conditions, the impact of competitive services, products, pricing, acceptance of our services and/or products and other risks set forth  herein  and in other  filings  that we have made with the Securities and Exchange Commission.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Most of our engagements are expected to come as a result of referrals from business contacts of Mr. Garzi, our president, and Mr. Hicks, our Director, and our business development efforts. Those efforts consist principally of attending and participating in business civic and professional group meetings where we meet small business owners and professionals. We offer to provide a free two hour assessment of computer and information systems to prospective customers. For the years ended September 30, 2006 and 2005, customers affiliated with Mr. Hicks comprised 30.9% and 27.0%, respectively, of our total revenues. These customers, like substantially all of our other customers, have no commitment or obligation to continue doing business with us.  Most customers engage us on a project-by-project or monthly retainer basis. We rarely have long-term engagements. We cannot predict what our level of activity will be over the next 12 months because we do not know how many client engagements that we will obtain.

If we have to purchase equipment or software, we do so from major vendors, such as Dell. We never provide any product or software warranties. The client receives the warranty provided by the manufacturer. We do not use any vendors that are affiliated parties.

A summary of our activity in 2006 and 2005 follows:

	2006	2005

Revenue	$1,176,538	$966,490
Cost of Sales	434,587	449,488

Gross Profit	741,951	517,002

Costs and Expenses:
Operating expenses	597,965	552,906

Income (Loss) Before Taxes	$143,986	$(35,904)

In 2006 the increase in revenue (which included obtaining higher prices for services) without a corresponding increase in fixed costs as well as a decrease in downtime resulted in higher gross profit percentages (63.1% in 2006 compared to 53.5% in 2005).

Revenues consisted of the following:

	2006	2005
Service revenue	$722,476	$613,315
Sale of hardware/software	454,062	353,175

Total	$1,176,538	$966,490

Revenue from services to parties affiliated with Mr. Hicks amounted to $359,134 (30.9% of total revenue) in 2006 and $258,843 (26.8% of total revenue) in 2005.

During 2006, we received more engagements that were negotiated at greater profitability.

We do not sell hardware or software except as part of computer service engagements involving the installation or upgrade of clients’ systems or equipment.

Expenses consisted of:

	2006		2005
	Amount	Percentage	Amount	Percentage
Personnel	$421,500	70.49%	$386,850	69.97%
Office	31,193	5.22%	43,523	7.87%
Professional	75,675	12.66%	37,267	6.74%
Rent	13,000	2.17%	25,667	4.64%
Bad debts	-	-	30,153	5.46%
Marketing	14,901	2.49%	10,390	1.88%
Other	28,101	4.70%	11,734	2.12%
Depreciation	13,595	2.27%	7,322	1.32%
Total	$597,965	100.00%	$552,906	100.00%

The principal increases relate to the increase in personnel costs associated with the increased volume of business in 2006. Office costs and rent decreased .. Marketing costs in creased slightly .. Professional fees increased in 2006 because of the registration process and being a public reporting entity ..

We are marketing more services that, if successful, will result in higher margins. The principal such services are hosting and managing client email accounts, including protection against viruses and spam. These services are provided at a cost of $7.50 per mail box per month with an option of virus/spam protection for an additional $2.50 per mail box per month. We are also offering a data file backup service for $10 per month for up to one gigabyte of data. Both of these services are equipment driven and involve very little manpower. As such, they offer potentially high margins.

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below. We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will be approximately $25,000 during the next 12 months but may range up to $75,000 per year over the next few years and will be higher if our business volume and activity increases significantly. These obligations will reduce our ability and resources to fund other aspects of our business. If necessary, our principal shareholder, Sunodia, has agreed in writing to loan to STG the amounts necessary to permit us to remain viable if the cash generated by operations is insufficient to meet STG’s costs and expenses. These costs would include costs incurred to meet our reporting requirements as a public company.  If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when STG has the financial resources to do so.

We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors, although there can be no assurances that we will be successful in any of those efforts. Issuing shares of our common stock to contractors who work on our engagements instead of paying cash to those contractors would enable us to perform more and larger engagements and use the cash obtained from those engagements to operate and expand our business. Having shares of our common stock may also give independent contractors a greater feeling of identity with us which may result in more referred engagements.  Conversely, issuance of shares would necessarily dilute the percentage of ownership interest of our stockholders.

If we are unable to obtain financing, we shall seek engagements through approaching the business contacts of our founder directly rather than through other marketing strategies. By doing so, we will not incur significant cash requirements.

In almost all cases, we work and will continue to work closely with a client, spending time at the client facility to assist that client to improve operations, personnel or financial policies.

We have been seeking engagements and will continue to seek engagements during the next 12 months from contacts of our president. Our contacts are by telephone or in person. There are no known trends that, in and of themselves, impact our business prospects. We provide computer services to small businesses and professional firms that use computers but do not have in-house information technology expertise. There are a large number of these types of businesses in our service area. The principal risk to our business is that a competitor establishes a facility in our service area and is more successful in attracting customers than are we.

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

For all of the foregoing reasons and others set forth herein, an investment in STG’s securities involves a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-KSB.

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended September 30, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

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

Risk Factors

1

STG has too limited of an operating history to permit investors to make reasonable evaluations based on our history and performance.

STG was established under the laws of the State of Delaware in November 2001 as a Limited Liability Company.  We are a technical and consulting business with 5 employees and limited resources. We believe that we have an insufficient operating history upon which an evaluation of our future performance and prospects can be made. Our future prospects must be considered in light of the fact that plans of relatively young and underfunded businesses often do not get implemented as quickly or effectively as management initially intends. Newer companies also often lack the experience and resources to respond quickly to opportunities or identify potential problems. In addition, early success does not necessarily indicate the likelihood of ongoing or future success.

STG cannot be certain that our business strategy will be successful or that we will ever be able to maintain or significantly increase revenue generating activities. Furthermore, STG believes that it is probable that we may continue incurring operating losses and negative cash flow for the foreseeable future.

2

STG has limited financial resources.

STG has limited financial resources, has not established a source of equity or debt financing and has incurred operating losses in two of the past three fiscal years. Absent sufficient cash from operations, we may require financing to continue or expand our business and implement our strategic plan.  There can be no assurance our operations will generate sufficient cash or that outside financing will be available or found. If STG is unable to obtain financing, we may not be able to maintain or expand our revenue producing activities.

If we are unable to increase revenues or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail our operations. To date, no STG officer, director, or affiliate has had any preliminary contact or discussions with, nor are there any current plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction. Accordingly, STG does not consider itself to be a “blank check” company as that term is defined in Regulation C, Rule 419 and does not intend to merge with or acquire another company in the foreseeable future.

Additionally, we do not currently have sufficient resources to pay all of the direct costs of this offering. The understanding that our president will loan the money to do so, if necessary, and our counsel will defer his fees, is a binding agreement and is summarized as follows:

3.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. On occasion, our board of directors may attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (98,000,000) but unissued (87,440,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of STG because the shares may be issued to parties or entities committed to supporting existing management.

4.

We depend completely upon our president, the loss of whose services may cause our business operations to cease, and need for additional personnel.

Our president and chief executive officer, Joseph M. Garzi, is entirely responsible for the development and execution of our business.  Mr. Garzi devotes 100% of his time to our day-to-day operations but is under no contractual obligation to remain employed by us.  If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein.

We will fail without Mr. Garzi or an appropriate replacement(s).  We intend to acquire “key-man” life insurance on the life of Mr. Garzi naming us as the beneficiary when and if we obtain the resources to do so and Mr. Garzi remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

5.

We may face potential liability to customers if our customers’ systems fail.

We provide network services that are often considered critical to the operation of our customers’ businesses and provide benefits that may be difficult to quantify. If one of our customers’ systems fails, the customer could make a claim for substantial damages against us, regardless of our responsibility for that failure. The limitations of liability set forth in our engagement agreements may not be enforceable in all instances and may not otherwise protect us from liability for damages. If we experience one or more large claims against us, our financial results could suffer or our business may fail.

6.

If we fail to meet our clients’ performance expectations, our reputation may be harmed.

As a services provider, our ability to attract and retain clients depends to a large extent on our relationships with our clients and our reputation for high quality services and integrity. We also believe that the importance of reputation and name recognition is increasing and will continue to increase due to the number of providers of information technology services. As a result, if a client is not satisfied with our services or does not perceive our solutions to be effective or of high quality, our reputation may be damaged and we may be unable to attract new, or retain existing, clients and colleagues.

7.

A significant portion of our revenue is dependent upon building long-term relationships with our clients and our operating results could suffer if we fail to maintain these relationships.

Our professional services agreements with clients are in most cases terminable on 10 to 30 days notice. A client may choose at any time to use another consulting firm or choose to perform services we provide through their own internal resources. Accordingly, we rely on our clients’ interests in maintaining the continuity of our services rather than on contractual requirements. Termination of a relationship with a significant client or with a group of clients that account for a significant portion of our revenues could adversely affect our revenues and results of operations.

8.

A significant portion of our revenue is derived from a small number of customers, some of which are affiliated with our Director, Stephen Hicks. These customers do not have an obligation to continue doing business with us.

During the year ended September 30, 2006, two customers, Petals Decorative Accents and Southridge Capital Management, Inc. (“SCM”) comprised 11.6% and 19.3%, respectively, of total revenues. both affiliated with our Director, Stephen Hicks. We do not have any other engagements that require a similar level of service commitments. We charge a flat rate per month, $5,000, plus the costs of equipment and software and providing internet services. In general, our hourly rates realized on this company engagement tend to average approximately $125 per hour which is consistent with hourly rates realized for services to unrelated parties.

Customers affiliated with Mr. Hicks, including those that individually comprised greater than 10% of revenues, comprised 30.9% and 26.8% of total revenues in 2006 and 2005, respectively. These customers engage us on a project by project basis and they do not have an obligation to continue doing business with us. The loss of one or more of these customers would have a material adverse impact on our revenue and cash flow and could result in us reducing our staff.

9.

The market for the information technology consulting services we provide is competitive, has low barriers to entry and is becoming increasingly consolidated, which may adversely affect our market position.

The market for the information technology consulting services we provide is competitive, rapidly evolving and subject to rapid technological change. In addition, there are relatively low barriers to entry into this market and therefore new entrants may compete with us in the future. For example, because of the rapid changes and volatility in our market, many well-capitalized companies that have focused on sectors of the Internet software and services industry that are not competitive with our business may refocus their activities and deploy their resources to be competitive with us.

Our future financial performance will depend, in large part, on our ability to establish and maintain an advantageous market position. We currently compete with local, regional and national information technology consulting firms, and, to a limited extent, in-house information technology departments. Many of the larger regional and national information technology consulting firms have substantially longer operating histories, more established reputations and partner relationships, greater financial resources, sales and marketing organizations, market penetration and research and development capabilities, as well as broader product offerings and greater market presence and name recognition. We may face increasing competitive pressures from these competitors as the market for Internet software and services continues to grow. This may place us at a disadvantage to our competitors, which may harm our ability to grow, maintain revenue or generate net income.

Although we have not done any independent research, we believe that there has been consolidation in our industry in recent years, and we expect that there will be significant additional consolidation in the near future. As a result of this increasing consolidation, we expect that we will increasingly compete with larger firms that have broader product offerings and greater financial resources than we have. We believe that this competition could have a significant negative effect on our marketing, distribution and reselling relationships, pricing of services and products and our product development budget and capabilities. Any of these negative effects could significantly impair our results of operations and financial condition. We may not be able to compete successfully against new or existing competitors.

10.

Our gross margins are subject to fluctuations as a result of variances in utilization rates and billing rates which could adversely affect our gross revenues and gross margins which could harm our business and financial condition.

Our gross margins are affected by trends in the utilization rate of our professionals, defined as the percentage of our professionals’ time billed to customers divided by the total available hours in a period, and in the billing rates we charge our clients. Our operating expenses, including employee salaries, rent and administrative expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of projects in process. If a project ends earlier than scheduled, we may need to redeploy our project personnel. Any resulting non-billable time may adversely affect our gross margins.

The average billing rates for our services may decline due to rate pressures from significant customers and other market factors, including innovations and average billing rates charged by our competitors. Also, our average billing rates will decline if we acquire companies with lower average billing rates than ours. To sell our products and services at higher prices, we must continue to develop and introduce new services and products that incorporate new technologies or high-performance features. If we experience pricing pressures or fail to develop new services, our revenues and gross margins could decline, which could harm our business, financial condition and results of operations.

11.

Our revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may cause our stock price to decline.

Because our operations are relatively small, our revenues and operating results may vary significantly from quarter-to-quarter because of various factors, including, but not limited to the impact of a relatively large completed engagement or the loss of a customer in a particular period. As a result of these factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term and that you should not rely upon our performance in a particular period as indicating what our performance may be in any future period.

12.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders as corporate resources may be expended for the benefit of directors.

Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of STG. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us, therefore, if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that in the opinion of the SEC, this type of indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether  indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

13.

Currently there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and even if quoted, it is likely to be subject to significant price fluctuations.

There is and has never been any established trading market for our common stock, and there is currently no public market whatsoever for our securities.  A market maker has filed an application with the NASD on our behalf to quote the shares of our common stock on the OTC Bulletin Board ("OTCBB") maintained by the NASD.  There can be no assurance as to whether such market maker’s application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. We are not permitted to file such application on our own behalf. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of STG and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of our securities, many brokerage firms may not be willing to effect transactions in our securities.

14.

If a market develops for our shares, sales of our shares relying upon rule 144 sales may depress prices in that market by a material amount.

All of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period (at least one year) may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an "automated quotation system" and market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person) after the restricted securities have been held by the owner for a period of two years.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of our common stock in any market that may develop.

15.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to adversely affect stockholder voting power and perpetuate their control over STG.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $ .001 per share.

The specific terms of the preferred stock have not been determined, including:

•

designations;

•

preferences;

•

conversions rights;

•

cumulative, relative;

•

participating; and

•

optional or other rights, including:

o

voting rights;

o

qualifications;

o

limitations; or

o

restrictions of the preferred stock

Our board of directors is entitled to authorize the issuance of up to 1,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, with no further authorization by security holders required for the issuance thereof.  This form of securities is commonly referred to as “blanket preferred.”

The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of STG or make removal of management more difficult. As a result, the board of directors' ability to issue preferred stock may discourage the potential hostility of an acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

16.

All 1,510,000 shares of our common stock that were registered in a registration statement that became effective in July 2006 may be sold by selling stockholderst. Significant sales of these shares over a short or concentrated period of time are likely to depress the market for and price of our shares in any market that may develop.

All 1,510,000 shares of our common stock held by 42 shareholders that were registered in July 2006 may be sold either at once and/or over a period of time. These sales may take place because all of these shares of common stock are being registered hereunder and, accordingly, reliance upon Rule 144 is not necessary. The ability to sell these shares of common stock and/or the sale thereof reduces the likelihood of the establishment and/or maintenance of an orderly trading market for our shares at any time in the near future.

17.

The ability of our two largest shareholders to control our business may limit minority shareholders’ ability to influence corporate affairs.

Our two largest shareholders beneficially own approximately 94.7% of our outstanding common stock. Because of their beneficial stock ownership, our principal shareholders will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our principal shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and all other business decisions. The minority shareholders would have no way of overriding decisions made by the majority shareholders. The level of control may also have an adverse impact on the market value of our shares.

18.

Any market that develops in shares of our common stock will be subject to the penny stock restrictions which will create a lack of liquidity and make trading difficult or impossible.

Until our shares of common stock qualify for inclusion in the NASDAQ system, if ever, the trading of our securities, if any, will be in the over-the-counter market~~s~~ which is commonly referred to as the OTCBB as maintained by the NASD. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

SEC Rule 15g-9 (as most recently amended and effective on September 12, 2005) establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

19.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws which prohibit trading absent compliance with individual state laws.

These restrictions may make it difficult or impossible to sell shares in those states.

There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify our securities for resale in approximately 17 states which do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

20.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our year ending September 30, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2006. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

21.

Mr. Garzi, our president and chief financial officer, has no meaningful accounting or financial reporting education or experience and accordingly our ability to timely meet Exchange Act reporting requirements is dependent to a degree upon others.

Mr. Garzi, our president who holds five executive positions with us, including chief financial officer and principal accounting officer has no meaningful accounting or financial reporting education or experience. He is heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

Item 7 -- FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page 35.

Item 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 10, 2007, the Company dismissed Most & Company, LLP (“Mostco”) as the Company’s independent registered public accounting firm, effective immediately.

Mostco’s reports on the Company’s financial statements as of September 30, 2005 and for the years ended September 30, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles; however, each year-end report contained a modification paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years and through January 10, 2007, there were no disagreements with Mostco on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Mostco, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

The Company has engaged Li & Company, PC to serve as its independent public accounting firm. Prior to such engagement, the Registrant did not consult such firm on any of the matters referenced in Regulation S-B Item 304(a)(2).

Item 8A -- CONTROLS AND PROCEDURES

Mr. Joseph M. Garzi currently serves as our chief executive officer and our chief financial officer (the "Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for us.  He has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Form 10-KSB is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B – OTHER INFORMATION

NONE

PART III

Item 9 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our management consists of:

Name	Age	Title
Joseph M. Garzi	45	President and Secretary, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Chairman
Stephen M. Hicks	46	Director

Joseph M. Garzi:  Mr. Garzi has been our president since our inception in November 2001. Prior to that, he was the Chief Information Officer for Southridge Capital, LLC since 1999. He was in charge of MIS at Golden Eagle Credit Corp. from 1997 to 1999 and held various management positions at Cendant Corp. and its subsidiaries from 1984 to 1997. He is a graduate of Charter Oaks College.

Stephen M. Hicks – Mr. Hicks has been a director since our inception. Mr. Hicks founded Southridge Capital Management, LLC in 1996.  Southridge is a fund management company that generally focuses on financing small-cap public companies. He has been chief executive of Southridge since its inception. From April 1994 until August 1997, Mr. Hicks was associated with Trans Pacific Capital (USA) Inc. as a fund manager specializing in derivatives and negotiated private placements.  From September 1990 until April 1994, Mr. Hicks was employed by Wertheim Schroeder & Co. Inc., and became Head of Proprietary Derivatives Trading.  Mr. Hicks, is also a Director of Petals Decorative Accents, LLC, a private company based in Connecticut, and the beneficiary of a Trust that holds a 98% membership interest in Laurel Grove which is the General Partner of Sunodia (our principal shareholder) received his BS from Kings College and his MBA from Fordham University.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the board of directors and, subject to existing employment agreements (which do not currently exist) serve at the discretion of the board. Currently, directors receive no compensation.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the STG board of directors will establish an audit committee and a compensation committee.  The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. We believe that we will need a minimum of five directors to have effective committee systems.

All directors will be reimbursed by STG for any accountable expenses incurred in attending directors' meetings provided that STG has the resources to pay these fees.  STG will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Item 10 -- Executive Compensation

No officer, director or employee has received compensation of $100,000, and no director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000.

We currently have no formal written salary arrangement with our president.

Long Term Compensation
		Annual Compensation			Awards		Payouts
					Restricted	Securities
	Year			Other	Stock	Underlying	LTIP
Name and	Ended		Bonus	Annual	Award(s)	Options/	Payouts	All Other
Principal Position	Sept 30	Salary ($)	($)	Compensation ($)	($)	SARs (#)	($)	Compensation ($)

Joseph Garzi	2006	141,167	0	-	-	-	-	9263
President	2005	140,000	30000	-	-	-	-	-

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of December 31, 2006 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.

Name and Address of Beneficial Owner [1]	Number of Shares Beneficially Owned [2]	Percent of Class
Joseph M. Garzi	3,525,000	33.38%

Sunodia[6]	6,500,000	61.55%

Stephen M. Hicks[7]	35,000.33%
Officers and Directors As a group ([2] members)[7]	3,560,000	33.71%

Delaware Anti-Takeover Law

We will be subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. This section prohibits, subject to exceptions, publicly- traded Delaware corporations from engaging in a business combination, which includes a merger or sale of more than 10% of the corporation's assets, with any interested stockholder. An interested stockholder is generally defined as a person who, with its affiliates and associates, owns or, within three years before the time of determination of interested stockholder status, owned 15% or more of a corporation's outstanding voting securities. This prohibition does not apply if:

•

the transaction is approved by the board of directors before the time the interested stockholder attained that status;

•

upon the closing of the transaction that resulted in the stockholder becoming an interest stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the start of the transaction; or

•

at or after the time the stockholder became an interested stockholder, the business combination is approved by the board and authorized at an annual or special meeting of stockholders by at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

________________________

1

The address for each person is 90 Grove Street, Ridgefield, CT  06877.

2

Unless otherwise indicated, STG believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised. The balance shown for Joseph M Garzi includes an additional 25,000 owned by his wife in accordance with SEC Release 33-4819 which states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse and their minor children.  Mr. Garzi disclaims any beneficial interest in or control over any of such shares other than that which may be attributed to them  by operation of law.]

6

The President of the General Partner of Sunodia is Stephen Hicks, a Company Director.

7

Mr. Hicks’ two minor children each own 5,000 shares while his wife owns 25,000 shares, which ownership is indicated in accordance with above referred Release 33-4819.

A Delaware corporation may opt out of this provision with an express provision in its original certificate of incorporation or an express provision in its certificate of incorporation or bylaws resulting from an amendment approved by at least a majority of the outstanding voting shares. However, we have not opted out of this provision. This provision of the Delaware General Corporation Law could prohibit or delay a merger or other takeover or change-in-control attempts and may discourage attempts to acquire us.

Shareholder Matters

As a Delaware corporation, we are subject to the Delaware Revised Statutes ("DRS" or "Delaware law"). Certain provisions of Delaware law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Dissenters' Rights. Among the rights granted under Delaware law which might be considered as material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see Delaware Revised Statutes ("DRS") 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Delaware law or by the terms of the articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

•

listed on a national securities exchange,

•

included in the national market system by the National Association of Securities Dealers, or

•

held of record by not less than 2,000 holders.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation (our certificate of incorporation does not so provide) or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner's interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights. Delaware law also specifies that shareholders are to have the right to inspect company records. This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of our outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of:

•

the articles of incorporation, and all amendments thereto,

•

bylaws and all amendments thereto; and

•

a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively.

In lieu of the stock ledger or duplicate stock ledger, Delaware law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Item 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently operate out of office space located at 90 Grove Street, Ridgefield, CT  06877 for which we paid rent of $13,000 for the year ended September 30, 2006 to a lessor controlled by our principal shareholder, Mr. Hicks.

STG has entered into certain agreements regarding: (i) its principal shareholder, Sunodia, lending funds to the Company; and (ii) its President lending funds to the Company if necessary for offering expenses.

During the years ended September 30, 2006 and 2005, customers affiliated with our Director, Mr. Hicks, comprised 30.9% and 27.0%, respectively, of our total revenues.

Mr. Garzi is employed by us on a fulltime basis .. Mr. Hicks, a Company Director and the beneficiary of a Trust that holds 98% membership interest in Laurel Grove Capital, LLC which, in turn,  owns 98% of Sunodia, our largest shareholder, is involved with a number of other business entities, none of which is engaged in our line of business. Many of those business entities have engaged us to perform services. If Mr. Hicks were to refer such business to others, it could have a material adverse impact on our operations. Mr. Hicks has advised us that he will continue to refer prospective customers to us to the extent that they need computer services. However, he is under no legal or binding obligation to do so.

During the year ended September 30, 2006, two customers, Petals Decorative Accents and Southridge Capital Management, which is affiliated with our director, Stephen Hicks, comprised 11.6% and 19.3%, respectively, of total revenues. During the year ended September 30, 2005, Southridge Capital Management accounted for 10.8% of total revenues. Our services to Southridge Capital Management involved optimizing computers and helping it to maintain its system and network throughout the year. Customers affiliated with Mr. Hicks comprised 27.0% of total revenues. Customers affiliated with our largest shareholder, including those that individually comprised more than 10% of sales, comprised 30.9% and 27.0% of total revenues in 2006 and 2005, respectively. These customers engage us on a project by project basis and do not have an obligation to continue doing business with us.

Arrangements with related party customers are substantially the same as those offered to unrelated customers for similar levels and types of business services. They sign our standard engagement agreements, and our services involve maintaining and updating their IT operations and networks. Our pricing for services performed for related parties is substantially the same as pricing that is offered to unrelated parties for similar services. Certain related parties, Southridge Capital Management and Petals Decorative Accents, LLC, generally receive slightly lower rates than other customers because they engage us for greater amounts of work on an ongoing basis than any other customers.

SCM comprised 1 9 .. 3 % and 1 0 .. 8 % of our revenues for the fiscal years ended September 200 6 and 200 5 , respectively. SCM is affiliated with the Registrant in that Sunodia Partners LP (“Sunodia”), our largest shareholder, is its sole member.  Laurel Grove Capital, LLC (“Laurel”) a Limited Partnership, owns 98% of Sunodia and Stephen M. Hicks, one of our directors, is the beneficiary of a Trust that owns 98% of Laurel.

Item 13 -- EXHIBITS

31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Executive Officer and Chief Financial Officer
32.1	CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Executive Officer and Chief Financial Officer

Item 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Li & Company, PC acts as our principal accountant. The re were no fees paid to our principal accountant for audit services rendered , as of this filing ..

Audit-Related Fees

During the years ended September 30, 2006 and 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the years ended September 30, 2006 and 2005, our principal accountant did not render tax services.

All Other Fees

During the years ended September 30, 2006 and 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

*********

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Joseph M. Garzi

Joseph M. Garzi

Title: President and Chief Financial Officer

Date:

January 15, 2007

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Southridge Technology Group, Inc.

Southridge, CT

We have audited the accompanying balance sheet of Southridge Technology Group, Inc., as of September 30, 2006 and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southridge Technology Group, Inc., as of September 30, 2006 and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Li & Company, PC

Li & Company, PC

January 15, 2007

Skillman, New Jersey

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Balance Sheet

September 30, 2006

ASSETS

Current Assets:

Cash	$63,417
Accounts receivable less allowance for doubtful accounts of $15,793	218,260
Inventories	5,176
Total Current Assets	286,853

Equipment	56,608
Accumulated depreciation	(20,917)
Net	35,691

TOTAL ASSETS	$322,544

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$55,952
Accrued expenses and other current liabilities	77,899
Total Current Liabilities	133,851

Stockholders' Equity:
Preferred stock at $0.001 par value; :1,000,000 shares authorized , no shares issued and outstanding	-
Common stock at $0.001 par value; 98,000,000 shares authorized ; 10,560,000 shares issued and outstanding	10,560
Retained earnings	178,133
Total Stockholders' Equity	188,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$322,544

See accompanying notes to financial statements

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Statements of Operations

For the Years Ended September 30, 2006 and 2005

	2006		2005

Revenue	$1,176,538		$966,490
Cost of Sales	434,587		449,488

Gross Profit	741,951		517,002

Costs and Expenses:
Operating	597,965		552,906

Income (Loss) Before Income Taxes	143,986		(35,904)

Income Tax Provision	(50,000)		-

Net Income (Loss)	$93,986		$(35,904)

Basic and fully diluted income ( loss ) per share	$01	$

Pro forma Results

Net loss per above	-		$(35,904)
Assumed carryback benefit	-		12,566
Pro forma net loss	$-		$(23,338)

Pro Forma Basic and fully diluted loss per
share	$-		$(0.00)
Weighted average number of common shares
outstanding	$10,469,479		$10,280,000

See accompanying notes to financial statements.

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Statement of Stockholders’ Equity

	Membership Units	Common Stock		Retained Earnings	Total
		Number	Amount

Balance, October 1, 2004	100	-	$-	$129,951	$130,051

Net loss – 2005	-	-	-	(35,904)	(35,904)

Common stock issued for conversion of LLC	(100)	10,000,000	10,000	(9,900)	-
Adjusted balance, September 30, 2005	-	10,000,000	10,000	84,147	94,147

Issuance of common shares	-	560,000	560		560

Net income – 2006	-	-	-	93,986	93,986

Balance, September 30, 2006	-	10,560,000	$10,560	$178,133	$188,693

See accompanying notes to financial statements.

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Statements of Cash Flows

For the Years Ended September 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$93,986	$(35,904)
Adjustments to reconcile net income ( loss ) to net cash provided by operating activities:
Depreciation expense	13,595	7,322
Increase in accounts receivable	(89,797)	(15,485)
Decrease (increase) in inventories	80	(5,256)
Increase in accrued expenses	44,750	-
Increase in accounts payable	9,179	62,611

Net Cash Provided by Operating Activities	71,793	13,288

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of equipment	(11,869)	(44,739)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Sale of shares	560	-

INCREASE (DECREASE) IN CASH	60,484	(31,451)

CASH AT BEGINNING OF YEAR	2,933	34,384
CASH AT END OF YEAR	$63,417	$2,933

See accompanying notes to financial statements.

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

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Year-end

The Company has a fiscal year ending on September 30.

b.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.  Inventories

Inventories, consisting of finished goods are stated at the lower of cost, first-in, first-out cost, or market.

e.  Equipment

Equipment is stated at cost and is being depreciated over the estimated useful lives of the related assets of three to five years. Depreciation expense for the years ended September 30, 2006 and 2005 was $13,595 and $7,322 , respectively ..

f.  Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at cost. The Company maintains an allowance for doubtful accounts related to its accounts receivables that have been deemed to have a high risk of collectibility. Management reviews its accounts receivables on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. The Company includes any receivables balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs of receivables outstanding at the balance sheet date may exceed the recorded allowance.

g.  Revenue Recognition

The Company is involved in a single industry functioning as a provider of computer services. Service engagements are generally short-term in nature and involve installing, maintaining and/or upgrading. Engagements may be billed on an hourly basis or as a fixed price based on how an engagement was negotiated. Engagements may include the purchase and installation of publicly-available hardware and/or software. In those cases the Company’s service fee includes the purchase of the publicly-available hardware or software as part of the overall services provided.  In accordance with Topic 13:A:1 of SAB 104, revenue is recognized when the services are completed. At the time of billing and revenue recognition, all services have been delivered, the invoice price has been determined and agreed, and the Company believes that collectibility is reasonably assured. The Company provides no warranties and no other uncertainties exist.

h.  Impact of New Accounting and Reporting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ending September 30, 2007, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

The Financial Accountings Standards Board has issued FASB Statement No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting for and reporting accounting changes and error corrections for both annual and interim financial statements, effective for 2006 financial statements. The Company has not determined the effect, if any, will be on Company's financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

i.  Net Income ( Loss ) Per Common Share

Basic net income ( loss ) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted Income ( loss ) per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Dilute d income ( loss ) per share is not presented due to the fact that there are no common stock equivalents outstanding ..

j.  Financial instruments

The Company considers the carrying amounts of financial instruments, including cash, accounts receivable inventories, accounts payable and accrued expenses to approximate their fair values because of their relatively short maturities.

NOTE 3 - STOCKHOLDERS’ EQUITY

On August 24, 2005, the Company issued 10,000,000 shares of its common stock in exchange for all outstanding membership units of Southridge Technology Group, LLC held by the Company’s now two largest shareholders.  On November 28, 2005, the Company issued 560,000 shares of its common stock in exchange for $560.

Stock Option Plan

On August 25, 2005, the Board of Directors approved the Company’s 2005 Non-Statutory Stock Option Plan (the “Plan”) whereby the Company reserved for issuance up to 1,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company with additional incentives by increasing their ownership interest in the Company.  Directors, officers and other employees of the Company are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended.

The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.  Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the Board of Directors and/or Compensation Committee), such options shall terminate immediately.  Unless otherwise determined by the Board of Directors or Compensation Committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted.  No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

The Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted.  Thus, stockholder approval will not necessarily be required for amendments which might  increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would (a) increase the total number of shares reserved for the purposes of the Plan or decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan or (b) extend the NSO period or (c) materially increase the benefits accruing to Plan participants or (d) materially modify Plan participation eligibility requirements or (e) extend the expiration date of the Plan.  Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

There were no options issued under the Plan as of January 12, 2007.

NOTE 4 – SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS

During the year ended September 30, 2006, two customers comprised 30.9% of total revenues ( both affiliated with the Company’s largest shareholder). Customers affiliated with the Company’s Director, Stephen Hicks, including those that individually comprised more than 10% of revenues, comprised 30.9% of total revenue. During the year ended September 30, 2005, two customers comprised 26.1% of total revenues (including one affiliated with the Company’s largest shareholder amounted to 10.8% of total revenue). Some of these entities are controlled by Mr. Hicks and others are investees. The terms of the Company’s billings and services are substantially the same as billings and services are to unrelated customers. The Company cannot estimate the likelihood of obtaining and retaining business from these customers if Mr. Hicks were not affiliated with them or the Company ..

The Company operates out of office space located at 90 Grove Street, Ridgefield, CT  06877 which serves as its headquarters from an entity controlled by a Company Director. Total rent expense was $13,000 in 2006 and $25,667 in 2005, respectively.

NOTE 5 – INCOME TAXES

During the period through September 30, 2005 the Company was taxed as a pass through entity for income tax purposes and, as such, was not required to pay income taxes. The pro forma amounts included on the accompanying Statements of Operations reflect the provision for income tax which would have been recorded if the Company had been a C corporation since inception in which case it would have been able to realize a benefit from its operating losses through carryback.

The Company now accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. There were only de minimis differences between taxable income for financial reporting purposes and income tax purposes. Accordingly, there are no recorded deferred tax assets or liabilities. Income taxes payable of $50,000 are included in accrued expenses and other.