Form 10QSB
period 2006-12-31
Southridge Technology Group, Inc.
filed 2007-02-13
CIK 1346405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended December 31, 2006

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

N.A.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,560,000 shares of Common Stock, as of February 8, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

SOUTHRIDGE TECHNOLOGY GROUP, INC.

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Balance Sheet

December 31, 2006

(Unaudited)

ASSETS

Current Assets:

Cash	$50,148
Accounts receivable – net	301,445
Inventories	9,695
Other	804
Total Current Assets	362,092

Equipment –net	28,726

TOTAL ASSETS	$390,818

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$57,156
Accrued expenses and other liabilities	95,825
Total Current Liabilities	152,981

Stockholders' Equity:
Preferred stock at $0.001 par value; authorized :1,000,000 shares, no shares issued and outstanding
Common stock at $0.001 par value; authorized: 98,000,000 shares; 10,560,000 shares issued and outstanding	10,560
Retained earnings	227,277
Total Stockholders' Equity	237,837

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$390,818

See accompanying notes to financial statements.

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Statements of Operations

For the Three Months Ended December 31, 2006 and 2005

(Unaudited)

	2006	2005

Revenues	$319,627	$211,431
Cost of Revenues	169,631	123,251

Gross Profit	149,996	88,180

Operating expenses	74,402	30,405

Income Before Income Taxes	75,594	57,775

Income Tax Expense	(26,450)	(20,070)

Net Income	$49,144	$37,705

Basic and diluted income per share	$0.00	$0.00

Weighted average number of common shares outstanding	10,560,000	10,560,000

See accompanying notes to financial statements.

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Statements of Cash Flows

For the Three Months Ended December 31, 2006 and 2005

(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,144	$37,705
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	6,964	2,579
Bad debt expense	12,261	-
Change in net operating assets	(81,638)	(16,939)
Net Cash Provided by (Used in) Operating Activities	(13,269)	23,345

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of shares of common stock	-	560

INCREASE (DECREASE) IN CASH	(13,269)	23,905

CASH AT BEGINNING OF PERIOD	63,417	2,933
CASH AT END OF PERIOD	$50,148	$26,838

See accompanying notes to financial statements

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Notes to the Financial Statements

December 31, 2006

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

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006.

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

NOTE 3 -

SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2006, services to six clients affiliated or controlled by the Company’s principal shareholder comprised 27.04% of its total revenue. One of these clients individually comprised 13.44% of the Company’s total revenue. These clients received certain discounts equivalent to what the Company would offer to other major, unrelated clients.

During the three months ended December 31, 2005, services to four clients affiliated or controlled by the Company’s principal shareholder comprised 34.1% of its total revenue. Two of these clients individually comprised 15.1% and 16.2%, respectively, of total revenue. These clients received certain discounts equivalent to what the Company would offer to other major, unrelated clients.

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

Most of our engagements are expected to come as a result of referrals from business contacts of our president, and our director, and our business development efforts. Those efforts consist principally of attending and participating in business civic and professional group meetings where we meet small business owners and professionals. We offer to provide a free two hour assessment of computer and information systems to prospective customers. During the three months ended December 31, 2006 and 2005, customers affiliated with our principal shareholder comprised 27.04% and 34.1%, respectively, of our total revenues. These customers, like substantially all of our other customers, have no commitment or obligation to continue doing business with us.  Most customers engage us on a project-by-project or monthly retainer basis. We rarely have long-term engagement agreements. We cannot predict what our level of activity will be over the next 12 months because we do not know how many client engagements that we will obtain.

If we have to purchase equipment or software, we do so from major vendors, such as Dell. We never provide any product or software warranties. The client receives the warranty provided by the manufacturer. We do not use any vendors that are affiliated parties.

Three Months Ended December 31, 2006 compared to the Three Months Ended December 31, 2005

Operations consisted of the following:

	2006	2005

Revenues	$319,627	$211,431
Cost of Revenues	169,631	123,251

Gross Profit	149,996	88,180

Operating expenses	74,402	30,405

Income Before Income Taxes	$75,594	$57,775

During the 2006 period, we received more engagements that were negotiated at greater profitability. During the three months ended December 31, 2006, services to six clients affiliated or controlled by our principal shareholder comprised 27.04% of total revenue. One of these clients individually comprised 13.44% of our total revenue. These clients received certain discounts equivalent to what we would offer to other major, unrelated clients.

During the three months ended December 31, 2005, services to four clients affiliated or controlled by our principal shareholder comprised 34.1% of our total revenue. Two of these clients individually comprised 15.1% and 16.2%, respectively, of total revenue. These clients received certain discounts equivalent to what we would offer to other major, unrelated clients.

Overall sales of hardware/software comprised approximately 19% of sales in the 2006 period compared to more than 30% in prior periods. Service revenues are generally more profitable than product revenues. This resulted in a higher gross margin than in prior periods. In addition, we are marketing more services that, if successful, will result in higher margins. The principal such services are hosting and managing client email accounts, including protection against viruses and spam. These services are provided at a cost of $7.50 per mail box per month with an option of virus/spam protection for an additional $2.50 per mail box per month. We are also offering a data file backup service for $10 per month for up to one gigabyte of data. Both of these services are equipment driven and involve very little manpower. As such, they offer potentially high margins.

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

February 12, 2007