Form 10QSB
period 2007-03-31
Southridge Technology Group, Inc.
filed 2007-05-14
CIK 1346405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 2007

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number: 333-130599

Southridge Technology Group, Inc.

(Name of Small Business Issuer in Its Charter)

Delaware	10-0002110
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9446 Dunloggin Road Ellicott City, Maryland	21042
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: (443) 742-2134

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 14, 2007, there were 10,545,000 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No ☒

PART I
FINANCIAL INFORMATION

Item 1.

Financial Statements.

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Balance Sheet

March 31, 2007

(Unaudited)

ASSETS

Current Assets:
Cash	$1,561
Accounts receivable, – net	348,767
Inventories	9,696
Other	657
Total Current Assets	360,681
Equipment, – net	25,245
TOTAL ASSETS	$385,926

Current Liabilities:
Accounts payable	$31,338
Accrued expenses and other liabilities	52,580
Total Current Liabilities	83,918
Stockholders’ Equity:
Preferred stock at $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-
Common stock at $0.001 par value; 98,000,000 shares authorized; 10,560,000 shares issued and outstanding	10,560
Retained earnings	291,448
Total Stockholders’ Equity	302,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$385,926

See accompanying notes to the financial statements.

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Statements of Operations

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2007	2006	2007	2006

Revenue	$299,833	$237,175	$619,460	$448,606
Cost of revenues	153,973	132,681	323,604	255,932

Gross profit	145,860	104,494	295,856	192,674

Operating Expenses	87,827	134,290	162,229	164,695
Income (loss) before taxes	58,033	(29,796)	133,627	27,979
Income tax expense (benefit)	(6,138)	(10,277)	20,312	9,793

Net income (loss)	$64,171	$(19,519)	$113,315	$18,186

Income (loss) per common share – basic and diluted	$0.00	$0.00	$0.01	$0.00
Weighted average number of common shares outstanding – basic and diluted	10,560,000	10,560,000	10,560,000	10,420,000

See accompanying notes to the financial statements.

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Statements of Cash Flows

For the Six Months Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$113,315	$18,186
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	10,446	3,479
Bad debt expense	13,597	9,378
Change in net operating assets	(199,214)	(15,897)
Net Cash Provided by (Used in) Operating Activities	(61,856)	15,146

CASH FLOW FROM FINANCING ACTIVITIES
Sales of shares of common stock	-	560

NET INCREASE (DECREASE) IN CASH	(61,856)	15,706

CASH AT BEGINNING OF PERIOD	63,417	2,933
CASH AT END OF PERIOD	$1,561	$18,639

See accompanying notes to the financial statements.

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Notes to the Financial Statements

March 31, 2007

(Unaudited)

NOTE 1.

ORGANIZATION

Southridge Technology Group, LLC (LLC) was organized in November 2001 under the laws of the State of Delaware. On August 24, 2005, LLC was converted into a corporation and changed its name to Southridge Technology Group, Inc. (“Company” or “STG”) The Company provides customized computing and communications services and solutions for small to medium-sized businesses.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2006.

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

NOTE 3.

SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2007, services to seven clients affiliated or controlled by the Company’s principal shareholder comprised 24.55% of its total revenue. One of these clients individually comprised 13.13% of the Company’s total revenue. These clients received certain discounts equivalent to what the Company would offer to other major, unrelated clients.

During the six months ended March 31, 2006, services to four clients affiliated or controlled by the Company’s principal shareholder comprised 28.06% of its total revenue. Two of these clients individually comprised 13.99 % and 11.15%, respectively, of total revenue. These clients received certain discounts equivalent to what the Company would offer to other major, unrelated clients.

NOTE 4.

SUBSEQUENT EVENT

On April 3, 2007 the Company repurchased 15,000 shares of its common stock at par value.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Most of our engagements are expected to come as a result of referrals from business contacts of our president, and our director, and our business development efforts. Those efforts consist principally of attending and participating in business civic and professional group meetings where we meet small business owners and professionals. We offer to provide a free two hour assessment of computer and information systems to prospective customers. During the six months ended March 31, 2007 and 2006, customers affiliated with our principal shareholder comprised 24.55% and 28.06%, respectively, of our total revenues. These customers, like substantially all of our other customers, have no commitment or obligation to continue doing business with us. Most customers engage us on a project-by-project or monthly retainer basis. We rarely have long-term engagement agreements. We cannot predict what our level of activity will be over the next 12 months because we do not know how many client engagements that we will obtain.

If we have to purchase equipment or software, we do so from major vendors, such as Dell. We never provide any product or software warranties. The client receives the warranty provided by the manufacturer. We do not use any vendors that are affiliated parties.

Six Months Ended March 31, 2007 compared to the Six Months Ended March 31, 2006

Operations consisted of the following:

	2007	2006
Revenue	$619,460	$448,606
Cost of Sales	323,604	255,932
Gross Profit	295,856	192,674
Cost of Expenses:
Operating expenses	162,229	164,695
Pretax Income	$133,627	$27,979

During the 2007 period, we received more engagements that were negotiated at greater profitability. During the six months ended March 31, 2007, services to seven clients affiliated or controlled by our principal shareholder comprised 24.55% of total revenue. One of these clients individually comprised 13.13% of our total revenue. These clients received certain discounts equivalent to what we would offer to other major, unrelated clients.

During the six months ended March 31, 2006, services to four clients affiliated or controlled by our principal shareholder comprised 28.06% of our total revenue. Two of these clients individually comprised 13.99% and 11.15%, respectively, of total revenue. These clients received certain discounts equivalent to what we would offer to other major, unrelated clients.

Overall sales of hardware/software comprised approximately 22% of sales in the six months ended March 31, 2007 compared to more than 30% in prior periods. Service revenues are generally more profitable than product revenues. This resulted in a higher gross margin than in prior periods. In addition, we are marketing more services that, if successful, will result in higher margins. The principal such services are hosting and managing client email accounts, including protection against viruses and spam. These services are provided at a cost of $7.50 per mail box per month with an option of virus/spam protection for an additional $2.50 per mail box per month. We are also offering a data file backup service for $10 per month for up to one gigabyte of data. Both of these services are equipment driven and involve very little manpower. As such, they offer potentially high margins.

Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006

Operations consisted of the following:

	2007	2006
Revenue	$299,833	$237,175
Cost of Sales	153,973	132,681
Gross Profit	145,860	104,494
Cost of Expenses:
Operating expenses	87,827	134,290
Pretax Income (Loss)	$58,033	$(29,796)

During the 2007 period, we received more engagements that were negotiated at greater profitability. During the three months ended March 31, 2007, services to seven clients affiliated or controlled by our principal shareholder comprised 24.55% of total revenue. One of these clients individually comprised 13.13% of our total revenue. These clients received certain discounts equivalent to what we would offer to other major, unrelated clients.

During the three months ended March 31, 2006, services to four clients affiliated or controlled by our principal shareholder comprised    % of our total revenue. Two of these clients individually comprised      % and      %, respectively, of total revenue. These clients received certain discounts equivalent to what we would offer to other major, unrelated clients.

Overall sales of hardware/software comprised approximately 25% of sales in the three months ended March 31, 2007 compared to more than 30% in prior periods. Service revenues are generally more profitable than product revenues. This resulted in a higher gross margin than in prior periods. In addition, we are marketing more services that, if successful, will result in higher margins. The principal such services are hosting and managing client email accounts, including protection against viruses and spam. These services are provided at a cost of $7.50 per mail box per month with an option of virus/spam protection for an additional $2.50 per mail box per month. We are also offering a data file backup service for $10 per month for up to one gigabyte of data. Both of these services are equipment driven and involve very little manpower. As such, they offer potentially high margins.

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

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 156”), that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The Company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company’s financial condition and results of operations.

In April 2006, the FASB issued FSP FIN 46R-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46R, Consolidation of Variable Interest Entities (“FIN 46R”). The variability is used in applying FIN 46R to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. This statement is effective for all reporting periods beginning after June 15, 2006. Management does not expect this statement to have a significant impact on the Company’s financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. The Company will adopt the provisions of this statement on July 1, 2007. The cumulative the opening balance of retained earnings on July 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)  (SFAS 158) .  SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115  (SFAS 159). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

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

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (March 31, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. There were no changes in our internal control over financial reporting during the three month period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.

Exhibits

Exhibit Number	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

_________________

*

Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007	By:	/s/ Andrew Uribe
Andrew Uribe President (Principal Executive Officer)

Dated: May 14, 2007	By:	/s/ Andrew Uribe
Andrew Uribe Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

_________________

*

Filed herewith.