Form 10QSB
period 2007-06-30
Southridge Technology Group, Inc.
filed 2007-08-14
CIK 1346405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended June 30, 2007

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ____________

Commission file number: 333-130599

Southridge Technology Group, Inc.

(Name of Small Business Issuer in Its Charter)

Delaware	62-0201385
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1404 North Main, Suite 200 Meridian, Idaho	83642
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: (208) 288-5550

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

As of August 9, 2007, there were 83,755,522 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Balance Sheet
June 30, 2007
(Unaudited)

ASSETS

Current Assets:
Assets of discontinued operations	$385,911
Total Current Assets	385,911

TOTAL ASSETS	$385,911

Current Liabilities:
Accrued expenses	$1,750
Liabilities of discontinued operations	83,918
Total Current Liabilities	85,668

Stockholders’ Equity:
Preferred stock at $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-
Common stock at $0.001 par value; 98,000,000 shares authorized; 10,560,000 shares issued and 10,545,000 shares outstanding	10,560
Retained earnings	289,698
300,258
Treasury stock, 15,000 shares at $0.001 par value	(15)
Total Stockholders’ Equity	300,243

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$385,911

See accompanying notes to the financial statements.

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2007	2006	2007	2006

Revenue	$-	$-	$-	$-
Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating Expenses	1,750	-	1,750	-

Loss from continuing operations before income taxes	(1,750)	-	(1,750)	-

Income taxes	-	-	-	-

Loss from continuing operations	(1,750)	-	(1,750)	-

Income (loss) from discontinued operations, net of tax	-	(747)	113,315	17,439

Net income (loss)	$(1,750)	$(747)	$111,565	$17,439

Income (loss) per common share - basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$0.00	$0.00
Discontinued operations	0.00	0.00	0.01	0.00
	$(0.00)	$(0.00)	$0.01	$0.00
Weighted average number of common shares outstanding - basic and diluted	10,545,495	10,560,000	10,555,165	10,420,000

See accompanying notes to the financial statements.

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Statements of Cash Flows
For the Nine Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$111,565	$17,439
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	10,446	4,378
Bad debt expense	13,597	11,556
Change in net operating assets	(197,464)	(3,532)
Net Cash Provided by (Used in) Operating Activities	(61,856)	29,841

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,080)
Net cash used in disposition of discontinued operations	(1,546)	(31,254)
	(1,546)	(33,334)

CASH FLOW FROM FINANCING ACTIVITIES
Sales of shares of common stock	-	560
Purchase of treasury stock	(15)	-
Net Cash Provided by (Used in) Financing Activities	(15)	560

NET DECREASE IN CASH	(63,417)	(2,933)

CASH AT BEGINNING OF PERIOD	63,417	2,933
CASH AT END OF PERIOD	$-	$-

See accompanying notes to the financial statements.

SOUTHRIDGE TECHNOLOGY GROUP, INC.

Notes to the Financial Statements
June 30, 2007
(Unaudited)

NOTE 1. ORGANIZATION

Southridge Technology Group, LLC (“LLC”) was organized in November 2001 under the laws of the State of Delaware. On August 24, 2005, LLC was converted into a corporation and changed its name to Southridge Technology Group, Inc. (the “Company” or “STG”). The Company provides customized computing and communications services and solutions for small to medium-sized businesses.

On April 3, the Company ceased all operations and discontinued all previous business activities. On April 13, 2007, the majority shareholder and sole officer and director, Joseph M. Garzi and director Stephen Hicks each resigned and Andrew Uribe became the Company’s sole officer and director.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Discontinued Operations

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reported the financial position and results of operations as discontinued operations in the accompanying balance sheet and statements of operations.  Discontinued operations have not been segregated in the statements of cash flows; therefore, amounts for certain captions will not agree with the accompanying balance sheets and statements of operations.

Recent accounting pronouncements
In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. The Company will adopt the provisions of this statement on July 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

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

NOTE 3. TREASURY STOCK

On April 3, 2007 the Company repurchased 15,000 shares of its common stock at par value.

NOTE 4.  DISCONTINUED OPERATIONS

On April 3, the Company ceased all operations and discontinued all previous business activities.

The following Balance Sheet and Statements of Operations gives effect to the discontinuance of operations as of April 3, 2007 and the accrual of post discontinued accounting fees and the impact of those discontinued operations on the financial statements at June 30, 2007 and 2006.

Balance Sheet information:

	June 30, 2007	Adjustments	Discontinued
ASSETS

Current Assets:
Cash	$1,546	$(1,546)	$-
Accounts receivable, net	348,767	(348,767)	-
Inventories	9,696	(9,696)	-
Other	657	(657)	-
Assets of discontinued operations	-	385,911	385,911
Total Current Assets	360,666	25,245	385,911

Equipment, net	25,245	(25,245)	-

TOTAL ASSETS	$385,911	$-	$385,911

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$31,338	$(31,338)	$-
Accrued expenses and other liabilities	52,580	(50,830)	1,750
Liabilities of discontinued operations	-	83,918	83,918
Total Current Liabilities	83,918	1,750	85,668

Stockholders’ Deficit:
Preferred stock at $0.001 par value;1,000,000 shares authorized, no shares issued and outstanding	-	-	-
Common stock at $0.001 par value; 98,000,000 shares authorized; 10,560,000 shares issued and outstanding	10,560	-	10,560
Retained earnings	291,448	(1,750)	289,698
	302,008	(1,750)	300,258
Treasury stock, 15,000 shares at $0.001 par value	(15)	-	(15)
Total Stockholders’ Equity	301,993	(1,750)	300,243

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$385,911	$-	$385,911

Statement of Operations Information:

	For the nine months ended June 30, 2007
		Adjustments	Discontinued
Revenue	$619,460	$(619,460)	$-
Cost of Revenue	323,604	(323,604)	-
Gross Profit	295,856	(295,856)	-

Operating expenses	162,229	(160,479)	1,750

Income (loss) from continuing operations before income taxes	133,627	(135,377)	(1,750)
Income taxes	20,312	(20,312)	-

Income (loss) from continuing operations	113,315	(115,065)	(1,750)

Income from discontinued operations, net of tax	-	113,315	113,315

Net Income	$113,315	$(1,750)	$111,565

Net income per share - Basic and diluted
Continuing operations	$0.01	$(0.01)	$(0.00)
Discontinued operations	0.00	0.01	0.01
	$0.01	$0.00	$0.01
Basic and diluted weighted average number of common shares outstanding	10,560,000	-	10,560,000

	For the three months ended June 30, 2006
		Adjustments	Discontinued
Revenue	$310,662	$(310,662)	$-
Cost of Revenue	218,366	(218,366)	-
Gross Profit	92,296	(92,296)	-
Operating expenses	93,445	(93,445)	-

Income (loss) from continuing operations before income taxes	(1,149)	1,149	-
Income taxes (benefit)	(402)	402	-
Loss from continuing operations	(747)	747	-

Loss from discontinued operations, net of tax	-	(747)	(747)

Net loss	$(747)	$-	$(747)

Net income (loss) per share - basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.00)
Discontinued operation	$(0.00)	$(0.00)	(0.00)
	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	10,560,000		10,560,000

	For the nine months ended June 30, 2006
		Adjustments	Discontinued
Revenue	$759,268	$(759,268)	$-
Cost of Revenue	474,298	(474,298)	-
Gross Profit	284,970	(284,970)	-

Operating expenses	258,140	(258,140)	-

Income from continuing operations before income taxes	26,830	(26,830)	-
Income taxes	9,391	(9,391)	-

Income from continuing operations	17,439	(17,439)	-

Income from discontinued operations, net of tax	-	17,439	17,439

Net Income	$17,439	$-	$17,439

Net income per share - Basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	0.00	$(0.00)	0.00
	$0.00	$(0.00)	$0.00
Basic and diluted weighted average number of common shares outstanding	10,248,076	-	10,248,076

NOTE 5. SUBSEQUENT EVENT

The Merger and Spin-Off

On July 13, 2007, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among STG, RxElite Holdings Inc., a privately held Delaware corporation (“RxElite”), and RxElite Acquisition Corp., a newly formed Delaware corporation and wholly-owned subsidiary of STG (“Acquisition Sub”). Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub was merged with and into RxElite, and RxElite, as the surviving corporation, became a wholly-owned subsidiary of STG.

Immediately following the closing of the Merger, under the terms of the Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of July 13, 2007, with Joseph M. Garti and Sunodia Partners LP, the Company transferred all of the Company’s pre-Merger operating assets and liabilities to the Company’s wholly-owned subsidiary, STG Holdings, Inc., a Delaware corporation (“SplitCo”). Thereafter, pursuant to the Stock Purchase Agreement, dated as of July 13, 2007, with Split Co. (the ”Split-Off Agreement”), the Company transferred all of the outstanding capital stock of SplitCo to Joseph M. Garzi and Sunodia Partners LP, two of the Company’s stockholders, in exchange for cancellation of 9,050,000 shares of the Company’s common stock held by such stockholders (the “Split-Off”), which left 1,495,000 shares of the Company’s common stock held by the Company’s pre-Merger stockholders.

The Private Placement

In connection with the Merger, as of July 13, 2007, the Company accepted from accredited investors in connection with the Private Placement subscriptions for a total of 21,003,959 units at a purchase price of $0.60 per unit. Each unit consists of 1 share of the Company’s common stock and 1/2 of a two-year warrant to purchase a share of the Company’s common stock at an exercise price of $0.85. The two year term of these warrants will not begin and they will not be exercisable until the effectiveness of the Restated Charter. The Company received gross proceeds from the closing of the Private Placement of $10,703,092 in cash and the balance of the units were purchased through conversion of $1,899,273 of Convertible Debentures.

Post-Closing Equity Transactions

Following the close of the Merger, the Company issued an aggregate of 495,194 shares of STG’s common stock, two year warrants to purchase an aggregate of 3,879,963 shares of STG’s common stock at a price of $0.60 per share and two year warrants to purchase an aggregate of 3,250,001 shares of STG’s common stock at a price of $0.85 per share to certain parties in private placements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-QSB.

We have included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, future expense growth, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements and our plans for future periods. In addition, the words “could,” “expects,” “anticipates,” “objective,” “plan,” “may affect,” “may depend,” “believes,” “estimates,” “projects” and similar words and phrases are also intended to identify such forward-looking statements.

There are various factors - many beyond our control - that could cause our actual results or the occurrence or timing of expected events to differ materially from those anticipated in our forward-looking statements. Such factors may also cause substantial volatility in the market price of our Common Stock. All forward-looking statements included in this Quarterly Report are current only as of the date of this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Operations

On April 3, we ceased all operations and discontinued all previous business activities. On April 13, 2007, the majority shareholder, sole officer and director, Joseph M. Garzi and director Stephen Hicks each resigned and Andrew Uribe became the Company’s sole officer and director.

As part of our plan to augment our financial resources and consider attractive business opportunities, our principal stockholders entered into discussions with unaffiliated third parties with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. We subsequently entered into the Merger Agreement by and among us, RxElite, and Acquisition Sub. Upon closing of the Merger, Acquisition Sub was merged with and into RxElite, and RxElite, as the surviving corporation, became our wholly-owned subsidiary. Immediately following the closing of the Merger, under the terms of the Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated as of July 13, 2007, with Joseph M. Garti and Sunodia Partners LP, we transferred all of our pre-Merger operating assets and liabilities to SplitCo. Thereafter, pursuant to the Split-Off Agreement, we transferred all of the outstanding capital stock of SplitCo to Joseph M. Garzi and Sunodia Partners LP, two of our stockholders, in exchange for cancellation of 9,050,000 shares of our common stock held by such stockholders. Following the Split-Off, our sole line of business became that of RxElite.

RxElite develops, manufactures, and markets generic prescription drug products in specialty generic markets. RxElite’s business strategy focuses on three key tenets: (1) serve specialty generic segments; (2) employ low cost manufacturing; and (3) deliver unparalleled customer service defined by consistent supply and a high level of service. RxElite’s marketed and pipeline products are in specialty markets characterized by limited competition, barriers to entry, and good margin opportunities. These markets include products in the areas of anesthesia, sterile liquid dose drugs (which includes ophthalmic products, sterile inhalation respiratory products, and injectable drugs), and transdermal patch products. Barriers to entry in these specialty markets include limited industry capacity, patented manufacturing processes, difficult formulations, and limited sources of APIs (Active Pharmaceutical Ingredients).

At present, RxElite has a portfolio of pipeline and marketed specialty products classified into three identifiable business segments: (1) anesthetic gases; (2) sterile liquid dose products; and (3) transdermal patch products. In addition, RxElite has one ANDA (Abbreviated New Drug Application) pending review at the FDA (Food and Drug Administration) from RxElite’s corporate agreement with Alkem Laboratories (described below), and own three other ANDAs which are dormant and are not actively marketed. RxElite’s customers include hospitals and hospital GPOs (Group Purchasing Organizations), national and regional wholesalers, direct retail pharmacy stocking chains, leading homecare companies, and outpatient and ambulatory care clinics.

Liquidity

As of June 30, 2007, we did not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when or if needed will be available.

As of June 30, 2007, we had not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use shares to compensate employees, consultants and independent contractors wherever possible.

As of June 30, 2007, we had no off balance sheet arrangements, obligations under any guarantee contracts or contingent obligations. We also had no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

On July 13, 2007, immediately following the closing of the Merger, we raised $10,703,092 of equity capital and converted $1,899,273 of convertible debentures through the issuance of 1,903,084 units in a private placement (the “Private Placement”), consisting of an aggregate of (i) 1,903,084 shares of our common stock and (ii) two-year warrants to purchase an aggregate of an additional 951,542 shares of our common stock at an exercise price of $9.38 per whole share, at $6.62 per unit. The two year term of these warrants will not begin and they will not be exercisable until the effectiveness of an Amended and Restated Certificate of Incorporation increasing our authorized shares of capital stock.

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

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

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

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (June 30, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. There were no changes in our internal control over financial reporting during the three month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

*  Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2007	By:	/s/ Daniel Chen
Daniel Chen Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2007	By:	/s/ Peter Sopka
Peter Sopka Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

*  Filed herewith.