Form 10QSB
period 2007-09-30
RxElite, Inc.
filed 2007-11-19
CIK 1346405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission file number: 000-52454

RxElite, Inc.
(Name of Small Business Issuer in its Charter)
Delaware	62-0201385
State or other Jurisdiction of	I.R.S. Employer
Incorporation or Organization	Identification No.

1404 North Main, Suite 200
Meridian, Idaho	83642
Address of Principal Executive Offices	Zip Code

Registrant's telephone number, including area code (208) 288-5550

(Former name or former address, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Outstanding at November 14, 2007
Common Stock, $0.001 Par Value	83,755,554

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
FORM 10-QSB
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet, September 30, 2007 (unaudited)	2

	Condensed Consolidated Statements of Operations for the Three Months
	and Nine Months ended September 30, 2007 and 2006 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months
	ended September 30, 2007 and 2006 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis or Plan of Operations	16

Item 3.	Controls and Procedures	25

Part II - OTHER INFORMATION

Item 6.	Exhibits	26

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
Condensed Consolidated Balance Sheet
September 30, 2007 (Unaudited)

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$399,064
Accounts Receivable, Net of Allowances for Doubtful Accounts and Payment Discounts of $186,634	1,028,905
Related Party Receivables	8,250
Inventory	7,779,922
Prepaid Expenses	101,785
TOTAL CURRENT ASSETS	9,317,926

PROPERTY AND EQUIPMENT, NET	1,579,028

OTHER ASSETS
Intangible Assets, Net	67,845
Deposits	701,195
TOTAL OTHER ASSETS	769,040

TOTAL ASSETS	$11,665,994

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$3,441,540
Accrued Expenses	702,424
Current Portion of Capital Lease Obligations	40,335
Notes Payable - Related Parties	165,765
TOTAL CURRENT LIABILITIES	4,350,064

LONG-TERM LIABILITIES
Capital Lease Obligations	67,774
Payable to Stockholders	1,400,000
TOTAL LONG-TERM LIABILITIES	1,467,774

TOTAL LIABILITIES	5,817,838

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.001 Par Value; 1,000,000 Shares Authorized, No Shares Issued and Outstanding	—
Common Stock; $0.001 Par Value, 200,000,000 Shares Authorized, 83,755,554 Shares Issued and Outstanding	83,756
Additional Paid-In Capital	25,376,804
Subscription Shares Payable	4,400,000
Accumulated Deficit	(24,012,404)
TOTAL STOCKHOLDERS’ EQUITY	5,848,156

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$11,665,994

See notes to Condensed Consolidated Financial Statements

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales, Net	$753,962	$2,235,931	$1,636,435	$13,970,321
Cost of Goods Sold	623,446	2,152,813	1,322,945	13,686,543
Gross Profit	130,516	83,118	313,490	283,778

Operating Expenses:
Selling Expense	1,138,810	179,990	2,374,544	614,210
Product Purchase Agreements	—	—	4,400,000	—
Salaries, Wages and Benefits	408,627	289,708	1,509,120	1,772,884
Research and Development	895,755	—	2,444,871	—
General and Administrative	632,714	239,869	1,301,107	684,059
Depreciation and Amortization	61,279	8,151	140,449	25,950

Total Operating Expenses	3,137,185	717,718	12,170,091	3,097,103

Loss from Operations	(3,006,669)	(634,600)	(11,856,601)	(2,813,325)

Other Income (Expense):
Interest Income	11,189	11,574	50,578	40,947
Interest Expense	(11,483)	(120,002)	(174,844)	(376,692)
Gain (Loss) on Debt Restructure	(170,000)	12,765,812	(358,054)	12,765,812
Loss on Disposal of Assets	—	(10,488)	—	(10,488)
Other	13,946	10,519	13,387	5,115

Total Other Income (Expense)	(156,348)	12,657,415	(468,933)	12,424,694

Income (Loss) Before Income Taxes	(3,163,017)	12,022,815	(12,325,534)	9,611,369

Income Tax Provision	—	—	—	—

Net Loss Available for Common Shareholders	$(3,163,017)	$12,022,815	$(12,325,534)	$9,611,369

Loss per Share
Basic	$(0.04)	$0.66	$(0.23)	$0.56
Diluted	$(0.04)	$0.58	$(0.23)	$0.49

Weighted Average Shares Outstanding
Basic	78,799,145	18,305,120	53,727,416	17,243,458
Diluted	78,799,145	20,573,270	53,727,416	19,511,608

See Notes to Condensed Consolidated Financial Statements

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$(12,325,534)	$9,611,369
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities
Depreciation and Amortization	199,233	25,950
Loss on disposal of assets	—	10,488
Common and preferred stock issued and warrants modified for services and employee compensation	—	1,023,157
Common and preferred stock issued and warrants modified for other expense	—	47,358
Subscription Shares Issued for Employee Compensation	2,575	—
Subscription Shares Issued for Services	3,495	—
Subscription Shares Issued for Product Purchase Agreements	4,400,000	—
(Gain) Loss on Debt Restructure	188,054	(12,765,812)
Stock-Based Compensation Expense	172,112	—
Decrease (Increase) in Operating Assets
Accounts Receivable, Net	(929,981)	2,289,706
Inventory	(2,072,412)	(1,296,198)
Prepaid Expenses	593	77,647
Other Assets	(641,182)	919,499
Increase (Decrease) in Operating Liabilities
Accounts Payable	(3,779,240)	3,955,965
Accrued Expenses	553,927	(4,881,610)
Net Cash Used in Operating Activities	(14,228,360)	(982,481)

Cash Flows from Investing Activities - Purchase of
Property and Equipment	(689,998)	(7,868)
Cash Flows from Financing Activities:
Proceeds from Issuance of Preferred Stock	—	195,000
Proceeds from Issuance of Common Stock and Common Stock Subscribed	15,714,161	120,770
Proceeds from Convertible Debentures/Notes Payable	—	687,000
Payments on Convertible Debentures/Notes Payable	(832,952)	(147,186)
Payments on Capital Lease Obligations	(19,473)	—
Distributions to Former Preferred Stockholders	(600,000)	—
Cash Paid for Stock Issuance Costs	(1,347,458)	—
Net Cash Provided by Financing Activities	12,914,278	855,584

Net Decrease in Cash and Cash Equivalents	(2,004,080)	(134,765)
Cash and Cash equivalents, Beginning of Period	2,403,144	239,356

Cash and Cash Equivalents, End of Period	$399,064	$104,591

See notes to Condensed Consolidated Financial Statements

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE 1 - ORGANIZATION AND MERGER

RxElite, Inc. (the “Company”) is a Delaware Corporation headquartered in Meridian, Idaho. The Company has offices in the states of Idaho and Texas, and is in the business of manufacturing and selling generic pharmaceuticals. The Company was originally organized as Southridge Technology Group, LLC, a Delaware limited liability company, in November 2001. On August 24, 2005, the limited liability company was converted into a Delaware corporation and changed its name to Southridge Technology Group, Inc.. Prior to July 13, 2007, the Company provided customized computing and communication services and solutions for small to medium-sized businesses.

On July 13, 2007, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among the Company, RxElite Holdings Inc., a privately owned Delaware corporation engaged in the manufacturing and selling of generic pharmaceuticals (“RHI”), and RxElite Acquisition Corp., a newly-formed, wholly-owned Delaware subsidiary of the Company (“Acquisition Sub”). Upon closing of the merger transaction (the “Merger”), Acquisition Sub was merged with and into RHI, and RHI, as the surviving corporation, became a wholly-owned subsidiary of the Company. The Company succeeded to the business of RHI as its sole line of business.

The Merger is being accounted for as a reverse acquisition and recapitalization of the RHI for financial accounting purposes. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements of the Company prior to the Merger will be those of RHI and will be recorded at the historical cost basis RHI, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of the Company and RHI, and the historical operations of RHI and operations of STG from the closing date of the Merger. The consolidated stockholders’ equity will reflect the capital structure of the Company, including its $0.001 par value common stock. Inter-company accounts and transactions are eliminated in consolidation.

In connection with the closing of the Merger, the Board of Directors of the Company approved an amendment to its certificate of incorporation to (1) change the name of the Company from “Southridge Technology Group, Inc.” to “RxElite, Inc.” and (2) increase the number of authorized shares of the Company’s capital stock from 99,000,000 to 201,000,000, consisting of 200,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001. The shareholders of the Company subsequently approved the amendment to the certificate of incorporation (see Note 14).

NOTE 2 - BASIS OF PRESENTATION

The interim financial information of the Company as of September 30, 2007 and for the three-month and nine-month periods ended September 30, 2007 and 2006 is unaudited. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with GAAP. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements for the year ended December 31, 2006. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2006.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and may continue to incur losses for the foreseeable future. The Company’s business plan anticipates that its near future activities will be funded from the issuance of additional equity and funds provided by ongoing operations.

Immediately following the Merger, the Company raised $10,703,092 of equity capital and converted $1,899,273 of convertible debentures through the issuance of 1,903,086 units in a private placement. If sales are insufficient to support planned development of new products and expansion of operations, the Company will need to access additional equity or debt capital. If public or private financing is not available when needed or is not available on terms acceptable to the Company, the Company’s growth and revenue-generating plans may be materially impaired. Such results could have a material adverse effect on the Company’s financial condition, results of operations and future prospects. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - CONVERTIBLE DEBENTURES

During January 2007, the Company paid off two convertible debentures totaling $45,000, one for $20,000 and the other for $25,000.

On June 15, 2007, and effective upon the July 13, 2007 closing of the private placement discussed in Note 5, the three remaining convertible debentures holders elected to convert their debentures and accrued interest for subscription shares payable of common stock at $0.60 per share and warrants at 50% of the number of shares with a strike price of $0.85 exercisable upon certain conditions. The total amount elected to be converted was $500,000 in principal and $218,219 in accrued interest.

NOTE 5 - EQUITY TRANSACTIONS

Common Stock

On January 19, 2007, the Company issued 7,520,169 units at sixty cents ($0.60) each for a total of $4,512,101 in subscription shares payable which consist of 7,520,169 shares of common stock and 3,760,082 warrants. The warrants have a strike price of eighty five cents ($0.85) per share exercisable through January 19, 2009, or upon the common stock reaching a specified market price for a specified period.

On April 2, 2007, the Company issued 3,572,585 shares of common stock for $1,152,000 in cash and $991,551 in subscription shares payable at sixty cents ($0.60) per share. In conjunction with the stock issuance, the Company issued 1,786,292 warrants to purchase shares of common stock, with a strike price of eighty five cents ($0.85) per share exercisable on/or before January 19, 2009, or upon the common stock reaching a specified market price for a specified period.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

On April 19, 2007, the Company issued 3,735,000 shares of common stock for $1,794,300 in cash and $446,700 in subscription shares payable at sixty cents ($0.60) per share. In conjunction with the stock issuance, the Company issued 1,867,500 warrants to purchase shares of common stock with a strike price of eighty five cents ($0.85) per share exercisable on/or before January 19, 2009, or upon the common stock reaching a specified market price for a specified period.

As a result, immediately prior to the Merger on July 13, 2007, the Company had 45,756,417 common shares issued and outstanding, and 7,545,878 outstanding common stock warrants.

Stock Subscriptions Payable

From January 1, 2007 to immediately prior to the Merger, stock subscriptions payable increased by $2,411,560 for cash received, $15,229 for employee compensation, $3,494 for services, and $4,400,000 for marketing agreements expense. As discussed above, during this period stock subscriptions payable decreased by $5,950,352 for the issuance of a total of 9,917,253 shares of common stock at $0.60 per share.

Pursuant to a certain Letter of Intent between the Company and Minrad International, Inc. (“Minrad”), the Company was obligated to issue 1,500,000 shares of the Company’s common stock valued at $0.60 per share to Minrad in consideration for extended payment terms and certain pricing discounts and 5,833,333 shares of the Company’s common stock valued at $0.60 per share to International Capital Advisory Inc. (“ICA”) in discharge of a certain royalty obligation owed to ICA on products commercialized by the Company and Minrad. The total value of this obligation of $4,400,000 has been recorded as Product Purchase Agreements expense in the accompanying condensed consolidated statements of operations for the nine-month period ended September 30, 2007. As of September 30, 2007, the 7,333,333 shares had not been issued pending stockholder approval for the increase in number of authorized shares of common stock. The shares were subsequently issued in October 2007 (see Note 14).

As a result, immediately prior to the Merger on July 13, 2007, the Company had stock subscriptions payable of $6,953,070.

Merger Transactions

At the closing of the Merger, each share of RHI’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 0.090606 shares of the Company’s common stock, and each option and warrant to purchase RHI’s common stock was converted on the same basis into, respectively, an option or, in the case of consenting warrant holders, warrants to purchase the Company’s common stock. An aggregate of 4,145,806 shares of the Company’s common stock were issued to the holders of the RHI’s common stock, and an aggregate of 224,961 and 683,702 shares of the Company’s common stock were reserved for issuance under such RHI options and warrants, respectively.

Pursuant to the terms of the Merger Agreement, the Company assumed all of RHI’s obligations under RHI’s outstanding stock options and warrants. At the time of the Merger, RHI had outstanding stock options and warrants to purchase an aggregate of 2,482,850 and 7,545,878 shares of its common stock, respectively, which outstanding stock options and warrants became options and warrants to purchase an aggregate of 224,961 and 683,702 shares of the Company’s common stock, respectively, after giving effect to the Merger. In connection with the assumption of RHI’s 2007 Incentive Stock Plan, under which 14,873,892 shares of RHI common stock were reserved for issuance as incentive awards to officers, directors, employees and other qualified persons, the Company reserved 1,347,664 shares of its common stock for issuance under the assumed Plan. Neither the Company nor RHI had any other options to purchase shares of common stock outstanding immediately prior to the closing of the Merger.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Immediately following the closing of the Merger, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-Merger operating assets and liabilities to its wholly-owned subsidiary, STG Holdings, Inc., a Delaware corporation (“SplitCo”). Thereafter, pursuant to a Split-Off Agreement, the Company transferred all of the outstanding capital stock of SplitCo to Joseph M. Garzi and Sunodia Partners LP, two stockholders of the Company, in exchange for cancellation of 9,050,000 shares of the Company’s common stock held by such stockholder (the “Split-Off”), which left 1,495,000 shares of the Company’s common stock held by existing stockholders of the Company.

Private Placement

Immediately following the closing of the Merger and the effectuation of the Split-Off, the Company raised $10,703,092 of equity capital and converted $1,899,273 of Convertible Debentures through the issuance of 1,903,086 units in a private placement (the “Private Placement”) at $6.622073 per unit, consisting of an aggregate of (i) 1,903,086 shares of the Company’s common stock and (ii) two-year warrants to purchase an aggregate of an additional 951,542 shares of the Company’s common stock at an exercise price of $9.381271 per whole share. As a result of the stock dividend discussed below, the exercise price of these warrants was adjusted to $0.85 per share and the as adjusted unit price was $0.60.

Forward Stock Split

Immediately following consummation of the Merger and the Private Placement, on July 13, 2007, the Board of Directors declared an 11.036789 for 1 forward stock split in the form of a dividend of 10.036789 shares for each one share of outstanding stock. The condensed consolidated financial statements give retroactive effect to the forward stock split for all periods presented. As a result of the stock dividend, common stock was decreased by $62,686 and accumulated deficit was increased by $62,686.

Other Post-Merger Transactions

In July 2007, notes payable to related parties of $772,757, including $257,586 recorded as subscription shares payable at June 30, 2007, were paid in full in exchange for $515,171 in cash and 429,310 shares of the Company’s common stock.

In July 2007, the Company issued a two-year warrant to purchase 2,500,000 shares of the Company’s common stock at a price of $0.60 per share and a two-year warrant to purchase 1,250,000 shares of the Company’s common stock at a price of $0.85 to a company for advisory services.

In July 2007, the Company issued a two-year warrant to purchase 379,963 shares of its common stock at a price of $0.60 per share to an individual for advisory services.

The Company paid $600,000 to the former holders of the RHI’s Series A Preferred Stock and issued to them two-year warrants to purchase 1,000,000 shares of the Company’s common stock at a price of $0.60 per share. The Company is also obligated to offer to purchase from the former holders of the RHI’s Series A Preferred Stock on/or before December 31, 2008 up to an aggregate of 350,000 shares of the Company’s common stock at a price of $4.00 per share. This obligation has been recorded as a long-term liability of $1,400,000 in the accompanying condensed consolidated balance sheet as of September 30, 2007.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

The stockholders of the Company as of December 31, 2006 were issued two-year warrants to purchase 2,000,001 shares of the Company’s common stock at a price of $0.85 per share. As a result, additional paid-in capital and accumulated deficit were increased $720,000.

The Company issued an aggregate of 65,884 shares of its common stock to certain non-executive employees of the Company who elected to convert an aggregate of $39,530 of deferred compensations into such stock.

As a result of the Merger and post-Merger equity transactions, subscription shares payable was reduced at September 30, 2007 to the $4,400,000 value of the 7,333,333 shares of common stock to be issued to Minrad and ICA in connection with certain product purchase agreements.

NOTE 6 - STOCK OPTIONS AND WARRANTS

Stock Options

In January and February 2007, the Company entered into employment agreements with three of its management employees. Pursuant to these agreements, the Company committed to issue options to purchase up to 545,000 shares of the Company’s common stock. Pursuant to verbal commitments, the Company was also obligated to issue options to other employees to purchase a total of 263,038 shares of the Company’s common stock. The options are to vest over a four-year period and have an exercise price of $0.60 per share.

The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payments, which requires companies to measure the cost of employee services received in exchange for equity instruments based on the fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest. A liability and a corresponding stock based compensation expense for the above noted authorized but ungranted stock options amounting to $99,414 had been reflected in the accompanying financial statements at June 30, 2007.

On July 6, 2007, the Company adopted the RxElite Holdings Inc. 2007 Incentive Stock Plan (the “Plan”), which provides for the issuance of a variety of forms of equity awards, including stock options, restricted stock and stock appreciation rights to officers, directors, employees and other qualified persons. The Plan is administered by the Board of Directors of the Company or a committee appointed by the Board of Directors. The number of shares of the Company’s common stock initially reserved for issuance under the Plan is 14,873,883.

On July 6, 2007, the Board of Directors of the Company approved a grant of employee stock options to purchase a total of 2,482,850 shares of the Company’s common stock, including options to purchase 808,038 shares of the Company’s common stock for which contractual or verbal commitments had been previously made as discussed above. Subsequently, 180,000 of the options were cancelled when one of the management employees left the Company.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

The Company estimated the grant date fair value of the options issued during the nine months ended September 30, 2007 using the Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	0.00%
Expected stock price volatility	78.05%
Risk-free interest rate	5.07%
Expected life of options	8.57 years

Total stock-based compensation expense for the nine months ended September 30, 2007 totaled $172,112, including $99,414 recorded through June 30, 2007 for authorized but ungranted options. Total stock-based compensation expense for the three months ended September 30, 2007 totaled $72,698. There was no stock compensation expense capitalized during the three-month and nine-month periods ended September 30, 2007.

The following table summarizes the stock option activity during the nine months ended September 30, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	-	$-
Granted	3,282,850	0.60
Exercised	-	-
Forfeited	(180,000)	0.60

Outstanding at September 30, 2007	3,102,850	$0.60	8.26	$1,184,643

Options vested and exercisable at September 30, 2007	-	$-	-	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.00 as of September 30, 2007, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of September 30, 2007, the total future compensation cost related to non-vested stock-based awards not yet recognized in the condensed consolidated statements of operations was $1,273,851.

Stock Warrants

The following table summarizes the Company’s common stock warrants activity for the nine months ended September 30, 2007:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2006	132,004	$0.00237
Granted	25,045,813	0.82000
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2007	25,177,817	$0.82000

Exercisable at September 30, 2007	7,413,874	$0.85000

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Of the common stock warrants outstanding at September 30, 2007, 17,763,943 became exercisable, and their two-year term began, upon stockholder approval of the amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock (see Note 14).

NOTE 7 -EARNINGS PER SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options and warrants outstanding and the conversion of convertible debentures using the treasury stock method and the average market price per share during the period.

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average number of common shares
outstanding	78,799,145	18,305,120	53,727,416	17,243,458
Dilutive effect of options and warrants	-	2,268,150	-	2,268,150
Weighted average number of common shares
outstanding, assuming dilution	78,799,145	20,573,270	53,727,416	19,511,608

No options or warrants are included in the computation of weighted average number of shares for the three months and nine months ended September 30, 2007 because the effect would be anti-dilutive. At September 30, 2007, the Company had outstanding options to purchase a total of 3,102,850 common shares and warrants to purchase a total of 25,177,817 common shares that could have a future dilutive effect on the calculation of earnings per share.

NOTE 8 - SIGNIFICANT CUSTOMERS

During the three months ended September 30, 2007, the Company recorded revenues from two customers that approximated 48% and 12% of net sales, respectively. During the three months ended September 30, 2006, the Company recorded revenues from two customers that approximated 36% and 15% of net sales, respectively. During the nine months ended September 30, 2007, the Company recorded revenues from three customers that approximated 27%, 22% and 16% of net sales, respectively. During the nine months ended September 30, 2006, the Company recorded revenues from two customers that approximated 36% and 15% of net sales, respectively.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE 9 - SIGNIFICANT SUPPLIERS

The Company out-sources all of its generic pharmaceutical manufacturing for its own label to outside sources. The Company out-sourced the manufacturing of all its pharmaceutical products to three companies in the three-month and nine-month periods ended September 30, 2007 and to two companies in the three-month and nine-month periods ended September 30, 2006. For the three-month and nine-month periods ended September 30, 2007, the Company’s largest supplier accounted for approximately $1,341,000 and $5,291,000 or 64% and 69% of product purchases. For the three-month and nine-month periods ended September 30, 2006, the Company’s largest supplier accounted for approximately $4,025,000 and $10,982,000 or 68% and 69% of product purchases, respectively.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective January 1, 2007. The Company adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 were applied to all tax positions upon initial adoption of this standard. There was no financial statement impact of adopting FIN 48.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The Company anticipates adopting SFAS No. 158 on December 31, 2007, and does not believe the adoption of the new accounting standard will result in a material impact on the consolidated financial statements of the Company since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This statement amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company adopted this standard on January 1, 2007, with no impact on its financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, or SFAS 155. This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company adopted this standard on January 1, 2007, with no impact on its consolidated financial statements.

In June 2006, the FASB ratified EITF, No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF No. 06-3 requires that, for interim and annual reporting periods beginning after December 15, 2006, companies disclose their policy related to the presentation of sales taxes and similar assessments related to their revenue transactions. The Company presents revenue net of sales taxes and any similar assessments. EITF No. 06-3 had no effect on the Company’s financial position and results of operations.

EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”, was issued in June 2007. The EIFT reached a consensus that nonrefundable payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered and the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If the entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 (the Company’s fiscal year beginning January 1, 2008) and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to report the effects of applying this pronouncement prospectively for new contracts entered into on or after the effective date of this pronouncement. The future application of this pronouncement may have a material effect on the Company’s financial condition and results of operations.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $100,457 and $61,925 for the nine months ended September 30, 2007 and September 30, 2006, respectively. There was no cash paid for income taxes for the nine months ended September 30, 2007 and September 30, 2006.

During the nine months ended September 30, 2007, the Company:

Acquired property and equipment through the issuance of accounts payable of $673,034.

Acquired property and equipment through increase of capital lease obligations of $82,082.

Increased related party receivables and decreased subscription shares payable by $2,772.

Decreased related party debt and increased subscription shares payable by $257,586.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Decreased convertible debentures and increased subscription shares payable by $500,000.

Decreased accrued expenses and increased subscription shares payable by $218,219.

Increased common stock by $27,744, increased additional paid-in capital by $8,465,797, and  reduced subscription shares payable by $8,493,541.

Increased accounts payable and decreased additional paid-in capital by $1,261,156 for advisory services payable.

Increased accounts payable by $1,750, increased common stock by $16,500 and increased accumulated deficit by $18,250.

Increased common stock by $62,686 and increased accumulated deficit by $62,686.

Increased accounts payable and decreased additional paid-in capital by $436,928.

Decreased accounts payable and increased additional paid-in capital by $687,840 for warrants issued in payment of advisory services payable.

Increased additional paid-in capital and accumulated deficit by $720,000 for warrants issued to stockholders.

Increased payable to stockholders and accumulated deficit by $1,400,000.

Increased additional paid-in capital and decreased accounts payable by $99,413 for issuance of stock options.

Decreased additional paid-in capital and decreased accumulated deficit by $18,250.

During the nine months ended September 30, 2006, the Company:

Increased convertible debentures and decreased long-term debt - related party by $195,000.

Increased common stock by $500, increased additional paid-in capital by $99,500 and decreased long-term debt - related party by $100,000.

Increased accrued expenses by $1,091,295, decreased accounts receivable by $2,019,833 and decreased long term debt by $3,111,128.

Increased preferred stock by $6,225, increased additional paid-in capital by $1,238,775, and reduced subscription shares payable by $1,245,000.

Increased common stock by $104, increased additional paid-in capital by $20,646, and reduced subscription shares payable by $20,750.

Increased additional paid-in capital and decreased accumulated deficit by $102,642 for modification of preferred stock dividends.

Increased long-term debt - related party and decreased accrued expenses by $12,430.

Decreased property and equipment and decreased accrued expenses by $37,889.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE 13 - FDA APPROVAL

On May 2, 2007, the Company received FDA approval for generic pharmaceutical, Sevoflurane. Generic Sevoflurane is the Company’s planned principle product for 2007. The Company has exclusive rights to market generic Sevoflurane in the United States. The launch of Sevoflurane is a key component of the Company’s business plan and the Company’s future plans are largely dependent on successfully entering the market with this product and obtaining sufficient market share against competing pharmaceuticals to achieve profitable operations. There is no assurance the Company will be successful in these efforts.

NOTE 14 - SUBSEQUENT EVENTS

As discussed in Note 5, we agreed to issue Minrad, one of the Company’s principal suppliers, 1,500,000 shares of the Company’s common stock, and 5,833,333 shares of the Company's common stock to ICA in discharge of a certain royalty obligation owed to ICA on products commercialized by the Company and ICA. Based on instructions from Minrad, upon the effectiveness of the amendment to the Company’s certificate of incorporation to increase its authorized capital stock as described below, on October 29, 2007, the Company issued 1,500,000 shares to Minrad and 5,833,333 shares to ICA.

On October 29, 2007, the Company amended its certificate of incorporation to change its name to “RxElite, Inc.” from “Southridge Technology Group, Inc.” The Company also amended its certificate of incorporation to increase the number of shares of authorized capital stock to 201,000,000, divided into two classes: 200,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. Prior to the amendment, the number of shares of authorized capital stock was 99,000,000, divided into two classes: 98,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share.

The certificate of amendment was unanimously approved by the Company’s board of directors on July 13, 2007 and by a majority of the Company’s stockholders on October 23, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Recent Events

We were formed as a Delaware limited liability company in November 2001 for the purpose of providing customized computing and communications services and solutions for small to medium-sized businesses. On August 24, 2005, we were converted into a Delaware corporation and changed our name from Southridge Technology Group, LLC to Southridge Technology Group, Inc. On July 13, 2007, we completed a reverse merger, pursuant to which a wholly-owned subsidiary of ours merged with and into a privately held Delaware corporation engaged in the manufacturing and selling of generic pharmaceuticals, RxElite Holdings Inc., with the private company being the surviving company. For financial reporting purposes, RxElite Holdings Inc., and not us, is considered the accounting acquiror. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of RxElite Holdings Inc. and do not include our historical financial results. Our July 13, 2007 merger is being accounted for as a reverse acquisition and recapitalization of RxElite Holdings Inc. for financial accounting purposes. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the merger will be those of RxElite Holdings Inc. and will be recorded at the historical cost basis of RxElite Holdings, and the consolidated financial statements after completion of the merger will include our assets and liabilities and the assets and liabilities of RxElite Holdings Inc., historical operations of RxElite Holdings Inc. and our operations from the closing date of the merger.

On October 29, 2007, we amended our certificate of incorporation to change our name to “RxElite, Inc.”from “Southridge Technology Group, Inc.” We also amended our certificate of incorporation to increase the number of shares of authorized capital stock to 201,000,000, divided into two classes: 200,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. Prior to the amendment, the number of shares of authorized capital stock was 99,000,000, divided into two classes: 98,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share.

The certificate of amendment was unanimously approved by our board of directors on July 13, 2007 and by a majority of our stockholders on October 23, 2007.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.

	Three Months Ended September 30,
	2007	2006	Change	% Change
Sales (Net of Discounts)	$753,962	$2,235,931	$(1,481,969)	-66.28%
Cost of Goods Sold (Net of Discounts)	623,446	2,152,813	(1,529,367)	-71.04%
Gross Profit	$130,516	$83,118	$47,398	57.02%
Gross Profit %	17.31%	3.72%

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006.

	Nine Months Ended September 30,
	2007	2006	Change	% Change
Sales (Net of Discounts)	$1,636,435	$13,970,321	$(12,333,886)	-88.29%
Cost of Goods Sold (Net of Discounts)	1,322,945	13,686,543	(12,363,598)	-90.33%
Gross Profit	$313,490	$283,778	$29,712	10.47%
Gross Profit %	19.16%	2.03%

Sales

Sales decreased by $1,481,969 from $2,235,931 for the three months ended September 30, 2006 to $753,962 for the three months ended September 30, 2007. Similarly, sales decreased by $12,333,886 from $13,970,321 for the nine months ended September 30, 2006 to $1,636,435 for the nine months ended September 30, 2007. This decrease reflects the divestiture of two product lines, Albuterol 0.083% and Ipratropium 0.02%, to Nephron Pharmaceuticals Corporation on August 18, 2006. Over 99% of our sales came from customers in the U.S. We realized a higher gross margin on sales, however, in the current fiscal year after the divestiture of the product lines.

For the first quarter of 2006, over 90% of our sales came from our Albuterol 0.083% and Ipratropium 0.02% product lines. Since August 18, 2006, our anesthesia gas product line accounted for over 99% of our sales. We believe our sales will increase to historical levels during 2008 due to the launch of generic Sevoflurane, which received FDA approval on May 2, 2007.

Cost of Goods Sold

Cost of goods sold decreased by $1,529,367 from $2,152,813 for the three months ended September 30, 2006 to $623,446 for the three months ended September 30, 2007. Cost of goods sold decreased by $12,363,598 from $13,686,543 for the nine months ended September 30, 2006 to $1,322,945 for the nine months ended September 30, 2007. This decrease also reflects the divestiture of two product lines, as discussed above. Cost of goods sold as a percentage of sales decreased from approximately 96% for the three months ended September 30, 2006 to approximately 83% for the three months ended September 30, 2007. Cost of goods sold as a percentage of sales decreased from approximately 98% for the nine months ended September 30, 2006 to approximately 81% for the nine months ended September 30, 2007. The decrease in the cost of goods sold as a percentage of sales was a result of a transition in product mix that we believe will result in a continued decrease in the cost of goods sold as a percentage of sales over the next 12 months.

Gross Profit

Gross profit increased by $47,398 from $83,118 for the three months ended September 30, 2006 to $130,516 for the three months ended September 30, 2007. Similarly, gross profit increased by $29,712 from $283,778 for the nine months ended September 30, 2006 to $313,490 for the nine months ended September 30, 2007. Gross profit as a percentage of sales increased for both the three months and nine months ended September 30, 2007 resulting from a transition in product mix. We believe our gross profit should improve and exceed historical levels in 2008, given the approval by the FDA and subsequent launch of generic Sevoflurane in May 2007. We expect to launch new products in 2008 and beyond and believe that such new products should achieve greater profitability as a result of certain barriers to entry, such as process patents or limited manufacturing capacity that may provide the prospect of a limited competitive field.

Operating Expenses

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.

	Three Months Ended September 30,
	2007	2006	Change	% Change
Operating Expenses:
Selling Expenses	$1,138,810	$179,990	$958,820	532.71%
Product Purchase Agreements	-	-	-	-
Salaries, Wages and Benefits	408,627	289,708	118,919	41.05%
Research and Development	895,755	-	895,755	N/A
General and Administrative Expenses	632,714	239,869	392,845	163.77%
Depreciation and Amortization Expense	61,279	8,151	53,128	651.80%

Total Operating Expenses	$3,137,185	$717,718	$2,419,467	337.11%

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006.

	Nine Months Ended September 30,
	2007	2006	Change	% Change
Operating Expenses:
Selling Expenses	$2,374,544	$614,210	$1,760,334	286.60%
Product Purchase Agreements	4,400,000	-	4,400,000	N/A
Salaries, Wages and Benefits	1,509,120	1,772,884	(263,764)	-14.88%
Research and Development	2,444,871	-	2,444,871	N/A
General and Administrative Expenses	1,301,107	684,059	617,048	90.20%
Depreciation and Amortization Expense	140,449	25,950	114,499	441.23%

Total Operating Expenses	$12,170,091	$3,097,103	$9,072,988	292.95%

Selling Expense (Sales & Marketing)

Sales and marketing expense increased by $958,820 from $179,990 for the three months ended September 30, 2006 to $1,138,810 for the three months ended September 30, 2007, and increased by $1,760,334 from $614,210 for the nine months ended September 30, 2006 to $2,374,544 for the nine months ended September 30, 2007. This growth in sales and marketing expenses was driven by the expansion of our sales organization and expenses related to preparation for product launches in future periods, including the launch of Sevoflurane that took place in May 2007.

Product Purchase Agreements

We incurred a $4,400,000 non-cash expense in the second quarter of the current year related to the issuance of common stock to our trade partner, Minrad, and to ICA for royalties related to Minrad products sold by the Company. Minrad owns the ANDAs and manufactures three of our products: Sevoflurane, Isoflurane, and Enflurane. As part of an agreement for Minrad to extend 180-day payment terms to us for two years, we agreed to issue a total of 7,333,333 shares of common stock to Minrad and ICA.

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $118,919 from $289,708 for the three months ended September 30, 2006 to $408,627 for the three months ended September 30, 2007, and decreased by $263,764 from $1,772,884 for the nine months ended September 30, 2006 to $1,509,120 for the nine months ended September 30, 2007. This decrease on a year-to-date basis was due primarily to a total of $979,257 in non-cash, stock-based compensation expense recorded in the nine months ended September 30, 2006 related to the modification of terms of common stock warrants and the issuance of shares of common stock to employees. There was no similar expense during the nine months ended September 30, 2007. The decrease in this expense in the current fiscal year on a year-to-date basis attributed to the decrease in stock-based compensation expense was partially offset by an increase in salaries, wages and benefits due to the anticipated launch of generic Sevoflurance and related increased operating activities. The increase in salaries, wages and benefits in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was due to these factors.

Research and Product Development

Research and development, or product development expenses for the three months ended September 30, 2007 increased by $895,755 from $0 spent in the same period of 2006. These expenses for the nine months ended September 30, 2007 increased by $2,444,871 from $0 spent in the same period of 2006. We had no such expenses in the same periods of 2006, as we restricted our product development efforts due to limited working capital resources available while transitioning from less profitable product lines to more profitable product lines. During the same period of 2007, in anticipation of the near term expected approval of generic Sevoflurane, which is expected to provide higher gross margins, we were able to secure equity financing and immediately expand and accelerate our product development efforts. We have a pipeline of 11 ANDAs in various stages of development and anticipate making filings in 2008 and each year thereafter.

General and Administrative

General and administrative expenses increased by $392,845 from $239,869 for the three months ended September 30, 2006 to $632,714 for the three months ended September 30, 2007, and increased by $617,048 from $684,059 for the nine months ended September 30, 2006 to $1,301,107 for the nine months ended September 30, 2007. These increases were driven by the increase in new employee costs related the launch of generic Sevoflurane, along with professional fees and expenses related to our merger.

Depreciation and Amortization

Depreciation and amortization expense increased $53,128 from $8,151 for the three months ended September 30, 2006 to $61,279 for the three months ended September 30, 2007, and increased $114,499 from $25,950 for the nine months ended September 30, 2006 to $140,449 for the nine months ended September 30, 2007. The increase was due to the increase in property and equipment during the current fiscal year from $462,884 at December 31, 2006 to $1,907,998 at September 30, 2007.

Other Income (Expenses)

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.

	Three Months Ended September 30,
	2007	2006	Change	% Change
Other Income (Expenses)
Interest Income	$11,189	$11,574	$(385)	3.33%
Interest Expense	(11,483)	(120,002)	108,519	90.43%
Gain (Loss) on Debt Restructure	(170,000)	12,765,812	(12,935,812)	-101.33%
Loss on Disposal of Assets	-	(10,488)	10,488	-100.00%
Other Income	13,946	10,519	3,427	32.58%

Total Other Income (Expenses)	$(156,348)	$12,657,415	$(12,813,763)	-101.24%

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006.

	Nine Months Ended September 30,
	2007	2006	Change	% Change
Other Income (Expenses)
Interest Income	$50,578	$40,947	$9,631	23.52%
Interest Expense	(174,844)	(376,692)	201,848	53.58%
Gain (Loss) on Debt Restructure	(358,054)	12,765,812	(13,123,866)	-102.80%
Loss on Disposal of Assets	-	(10,488)	10,488	-100.00%
Other Income	13,387	5,115	8,272	-85.51%

Total Other Income (Expenses)	$(468,933)	$12,424,694	$(12,893,627)	-103.77%

Interest income remained fairly constant for the three months ended September 30, 2007 compared to the same period in 2006, but increased by $9,631 from $40,947 for the nine months ended September 30, 2006 to $50,578 for the nine months ended September 30, 2007 due to higher levels of interest-bearing deposits during the first nine months of the current fiscal year. Interest expense decreased during both the three-month and nine-month periods ended September 30, 2007 as we continued to eliminate debt either through cash repayment or conversion of the debt to shares of our common stock.

The loss on debt restructure in the three months ended September 30, 2007 consisted of payments made to debt holders in accordance with early repayment terms in the related note agreements. The loss on debt restructure for the nine months ended September 30, 2007 included these payments plus an amount resulting from our agreement with a shareholder to convert a portion of a loan to shares of common stock and a portion of a loan to be paid in cash.

For the three months and nine months ended September 30, 2006, we reported a gain on debt restructure described below. From 2002 through August 2006, we operated under a contract manufacturing, distribution and finance agreement with Nephron Pharmaceuticals Corporation, under which Nephron Pharmaceuticals Corporation manufactured Albuterol 0.083% and Ipratropium 0.02% for us to thereafter sell under our own label. Nephron Pharmaceuticals Corporation also provided extended credit terms to us. In August 2006, we mutually agreed to terminate our agreement. In order to continue to provide our former customers with an uninterrupted supply of Albuterol 0.083% and Ipratropium 0.02%, we worked together with Nephron Pharmaceuticals Corporation during the transition that established direct sales to those customers by Nephron Pharmaceuticals Corporation. As to each such customer, Nephron Pharmaceuticals Corporation assumed any liability that we may have had for rebates of any type owed in relation to the service of those customers. In addition, Nephron Pharmaceuticals Corporation agreed to assume all chargeback balances specifically associated with servicing McKesson Corporation, Cardinal Health, Inc., AmerisourceBergen Corporation and Rochester Drug Cooperative, Inc. In exchange for the transition of our Albuterol 0.083% and Ipratropium 0.02% product lines to Nephron Pharmaceuticals Corporation, and the future value of the sales and gross margins Nephron Pharmaceuticals Corporation would receive from the direct sales of Albuterol 0.083% and Ipratropium 0.02% to our former customers, Nephron forgave all our then owed outstanding balances. The total value of this transaction resulted in a realized gain of $12, 765,812 in the three months and nine months ended September 30, 2006.

Changes in the other income (expense) amounts not discussed above were not material to our operations.

Net loss Available for Common Stock Holders

Net loss available for common stockholders increased by $21,936,903 from net income of $9,611,369 for the nine months ended September 30, 2006 to a net loss of $12,325,534 for the nine months ended September 30, 2007. The increase in our net loss for the first nine months of the current fiscal year was attributed to the increase in our operating expenses in preparation for the launch of generic Sevoflurance, the significant increase in research and development expenses as we moved forward with our pipeline of ANDAs and the $4,400,000 non-cash expense related to the issuance of shares to Minrad International, Inc. for our product purchase agreements. In addition, net income for the nine months ended September 30, 2006 included a gain on debt restructure of $12,765,812. Also contributing to our net loss were low gross margins, which we expect to improve with the launch of Sevoflurane in May of 2007.

Liquidity and Capital Resources

As of September 30, 2007, we had current assets of $9,317,926, including cash and equivalents of $399,064, accounts receivable of $1,037,155, inventory of $7,779,922 and other current assets of $101,785. As of September 30, 2007, we had current liabilities of $4,350,064, consisting primarily of accounts payable of $3,441,540 and accrued expenses of $702,424. As a result, at September 30, 2007, we had net working capital of $4,967,862.

Net cash used in operating activities was $14,228,360 and $982,481 for the nine months ended September 30, 2007 and 2006, respectively. The increase in net cash used in operating activities in the first nine months of the current year results from the decrease in sales due to the divestiture of two product lines in anticipation of the launch of generic Sevoflurane, which received FDA approval on May 2, 2007. Also using cash in the current fiscal year were increased levels of selling, research and development and general and administrative expenses, also discussed above. We also experienced a growth in our inventory balances during the first nine months of the current year due to preparation for FDA approval and launch of generic Sevoflurane and its expected sales growth for 2008. Other assets increased during this nine-month period by $641,182 primarily due to increase in deposits on a building lease. We also reduced accounts payable by $3,779,240 during the nine months ended September 30, 2007.

Net cash used in investing activities was $689,998 and $7,868 for the nine months ended September 30, 2007 and 2006, respectively. Cash used in investing activities consisted of purchases of property and equipment, including new corporate office and warehouse facilities, and new furniture, computer equipment and software related to the implementation of new technology and the increase in number of employees needed to launch Sevoflurane.

We have funded our operating losses primarily from proceeds from the sale of our common stock and proceeds from the issuance of convertible debentures and notes payable to related parties.

Net cash provided by financing activities was $12,914,278 for the nine months ended September 30, 2007, comprised of $15,714,161 from the sale of common stock subscribed as part of private placement stock offerings, partially offset by net reductions in debt of $852,425, distributions to former preferred stockholders of $600,000, and the payment of stock issuance costs of $1,347,458. By comparison, net cash provided by financing activities was $855,584 for the nine months ended September 30, 2006, comprised of $120,770 from the sale of common stock, $195,000 from the sale of preferred stock, and a net increase in debt of $687,000, partially offset by reductions of debt of $147,186.

During the nine months ended September 30, 2007, our liquidity was further improved through the conversion of $500,000 principal amount of convertible debentures, $257,586 principal amount of related party debt and $218,219 accrued interest payable to common stock subscriptions payable. The shares of common stock were issued upon the completion of our merger.

On June 24, 2003, we issued a promissory note to William J. Marciniak, which was subsequently amended pursuant to a Letter Agreement, dated February 16, 2004. Following the closing of our reverse merger on July 13, 2007, this promissory note was cancelled in full in exchange for our payment of approximately $515,171 and the issuance of 429,310 shares of common stock.

On July 13, 2007, immediately following the closing of our reverse merger, we raised $10,703,092 of equity capital and converted $1,899,273 of convertible debentures through the issuance of 1,903,086 units in a private placement, consisting of an aggregate of (i) 1,903,086 shares of our common stock and (ii) two-year warrants to purchase an aggregate of 951,542 shares of our common stock at an exercise price of $9.381271 per whole share, at $6.622073 per unit. These warrants became exercisable, and their two-year term began, upon stockholder approval of the amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock on October 23, 2007.

Going Concern Uncertainty

Our financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and may continue to incur losses for the foreseeable future. As a result, the report of our independent registered public accounting firm on our audited financial statements for the years ended December 31, 2006 and 2005 contained a paragraph regarding the uncertainty of us continuing as a going concern. Our business plan anticipates that our near future activities will be funded from the issuance of additional equity and funds provided by ongoing operations.

If sales are insufficient to support planned development of new products and expansion of operations, we will need to raise money through the issuance of equity or debt. If public or private financing is not available when needed or is not available on terms acceptable to us, our growth and revenue-generating plans may be materially impaired. Such results could have a material adverse effect on our financial condition, results of operations and future prospects. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Estimates and Policies

Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with a maturity of three months or less.

Accounts Receivable. We record our accounts receivable at the original invoice amount less an allowance for doubtful accounts and less any applicable difference between the wholesale acquisition cost price and the negotiated contract price (rebate amount). We also adjust the receivable amount for a discount allowance for timely payments. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on our history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. Payment discounts are recorded against sales at the end of each period to the extent they remain eligible against the corresponding receivable. Customers are given payment discounts of between 2% and 3% for making payments within a range of 30 to 45 days.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. We concluded that there was no need for a reserve for slow moving and obsolete inventory at September 30, 2007.

Property and Equipment. Property and Equipment are stated at cost less accumulated depreciation. Expenditures related to repairs and maintenance that are not capital in nature are expensed in the period incurred. Appropriate gains and or losses related to the disposition of property and equipment are realized in the period in which such assets are disposed. Depreciation is computed using the straight-line method over the following estimated useful lives:

Category	Useful Life
Furniture and Fixtures	3-7 years
Computer Equipment	5 years
Software	3 years

Revenue Recognition. We recognize revenue from product sales when the goods are received by the customer, resulting in the transfer of title and risk of loss. We sell our products to some wholesalers at the wholesale acquisition cost price and to some wholesalers at a negotiated contract price. Upon sale to wholesalers who operate based on the WAC price, the wholesale acquisition cost price less an allowance for the difference between the wholesale acquisition cost price and the contract price (rebate amount), is recorded based on the maximum calculated rebate amount which is treated as a sales revenue offset. Upon sale of our product by the wholesaler using the wholesale acquisition cost price, we are invoiced for the difference between the wholesale acquisition cost and the contract price and create a credit note for the difference. The credit notes are then reconciled with the sales revenue offset. Sales at negotiated contract prices, as opposed to wholesale acquisition costs, are recognized at the negotiated contract price.

Earnings Per Share. We have adopted the provisions of SFAS No. 128, “Earnings Per Share.” Basic earnings or loss per share is computed by dividing income or loss (numerator) applicable to common stockholders by the weighted number of common shares outstanding (denominator) for the period. Diluted earnings per share assumes the exercise or conversion of all dilutive securities.

Share Based Payments. We use the Black-Scholes valuation model to estimate the fair value of our stock options and warrants. The model requires judgment in various assumptions, including estimated stock price volatility, forfeiture rates and expected life. Prior to our reverse merger on July 13, 2007, we were privately held and did not have an internal or external market for our shares and therefore we did not have sufficient information available to support an estimate of our stock’s expected volatility and share prices. In accordance with FAS 123(R), we identified a similar public entity for which sufficient share price information was available and used that information for estimating our expected volatility.

Research and Development Costs. All costs related to research and development and product development are expensed as incurred. These costs include labor and other operating expenses related to product development, as well as costs to obtain regulatory approval.

Advertising. We expense advertising as incurred.

Accounting Estimates. The process of preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions regarding certain types of assets, liabilities, sales, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, actual results may differ from estimated amounts.

Concentration of Credit Risk. Financial instruments that potentially subject us to concentration of credit risk consist of cash accounts in financial institutions. Although the cash accounts exceed the federally insured deposit amount, we do not anticipate nonperformance by the financial institutions.

Shipping and Handling. We record shipping and handling expenses in the period in which they are incurred and are included in the cost of goods sold.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective January 1, 2007. The Company adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 were applied to all tax positions upon initial adoption of this standard. There was no financial statement impact of adopting FIN 48.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The Company anticipates adopting SFAS No. 158 on December 31, 2007, and does not believe the adoption of the new accounting standard will result in a material impact on the consolidated financial statements of the Company since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This statement amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company adopted this standard on January 1, 2007, with no impact on its financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, or SFAS 155. This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company adopted this standard on January 1, 2007, with no impact on its consolidated financial statements.

In June 2006, the FASB ratified EITF, No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF No. 06-3 requires that, for interim and annual reporting periods beginning after December 15, 2006, companies disclose their policy related to the presentation of sales taxes and similar assessments related to their revenue transactions. The Company presents revenue net of sales taxes and any similar assessments. EITF No. 06-3 had no effect on the Company’s financial position and results of operations.

EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”, was issued in June 2007. The EIFT reached a consensus that nonrefundable payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered and the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If the entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 (the Company’s fiscal year beginning January 1, 2008) and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to report the effects of applying this pronouncement prospectively for new contracts entered into on or after the effective date of this pronouncement. The future application of this pronouncement may have a material effect on the Company’s financial condition and results of operations.

Item 3. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Company's reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Company's reports filed under the Exchange Act is accumulated and communicated to management, including our Company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of disclosure controls and procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we have carried out an evaluation of the effectiveness of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2007. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's president and chief executive officer. Based upon that evaluation, our Company's president and chief executive officer concluded that our Company's disclosure controls and procedures are effective.

No significant changes in internal controls

There have been no significant changes in our Company's internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

(a)  Exhibits:

11	Statement re: computation of per share earnings (included in Note 7 to the Condensed Financial Statements).

31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXELITE, INC.

By:	/s/ Jonathan Houssian
Jonathan Houssian
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: November 19, 2007