Form 10KSB
period 2007-12-31
RxElite, Inc.
filed 2008-03-19
CIK 1346405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-52454

RXELITE, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	62-0201385
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1404 North Main Street, Suite 200, Meridian, Idaho	83642
(Address of Principal Executive Offices)	(Zip Code)

(202) 288-5550
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant’s revenues for the fiscal year ended December 31, 2007 were $2,811,596.

As of March 18, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the last sales price of the registrant’s common stock as reported on the OTC Bulletin Board on March 18, 2008) was $0.315.

As of March 18, 2008, 116,315,303 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2008 annual meeting of stockholders, to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2007, have been incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

i

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. To the extent that any statements made in this annual report contain information that is not historical, these statements are forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans”, “will”, “may”, “anticipates”, “believes”, “should”, “intends”, “estimates”, “projects” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from historical results or those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to raise capital to finance the development of our products, the effectiveness, profitability and the marketability of those products, our ability to protect our proprietary information, economic conditions affecting the pharmaceutical industry, general economic and business conditions, the impact of competition, our expectations and estimates concerning future financial performance and financing plans, adverse results of any legal proceedings, our dependence on certain customers or suppliers, our ability to attract and retain customers, difficulties associated with integrating acquired businesses and customers into our operations, the effect of legislation and other matters affecting our industry, government regulation, the volatility of our operating results and financial condition, our ability to attract or retain qualified personnel, and other risks detailed from time to time in our filings with the SEC.

These forward-looking statements speak only as of the date of this report. We are under no duty to update any of the forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

PART I

Item 1.	Description of Business.

Corporate History

We were organized as a limited liability company in the State of Delaware in November 2001 under the name Southridge Technology Group, LLC. On August 24, 2005, we were converted into a Delaware corporation and changed our name from Southridge Technology Group, LLC to Southridge Technology Group, Inc.

On July 13, 2007, we entered into an agreement and plan of merger and reorganization with RxElite Acquisition Corp., our wholly-owned Delaware subsidiary, and RxElite Holdings Inc. On that date, RxElite Acquisition Corp. merged with and into RxElite Holdings Inc., with RxElite Holdings Inc. remaining as the surviving corporation and our wholly-owned subsidiary. As a result of the merger, we succeeded to the business of RxElite Holdings Inc. as our sole line of business.

As used in this report, unless the context requires otherwise, references to the “Company,” “RxElite,” “we,” “our” and “us” for periods prior to the closing of the reverse merger on July 13, 2007, refer to RxElite Holdings Inc., a private Delaware corporation that is now our wholly-owned subsidiary, and references to the “Company,” “RxElite,” “we,” “our” and “us” for periods subsequent to the closing of the reverse merger on July 13, 2007, refer to RxElite, Inc., a publicly traded company, and its subsidiary, RxElite Holdings Inc.

Company Overview

We develop and market generic prescription drug products in specialty generic markets. Our business strategy focuses on three key tenets: (1) serve specialty generic segments; (2) employ low cost manufacturing; and (3) deliver unparalleled customer service defined by consistent supply and a high level of service. Our marketed and pipeline products are in specialty markets which we believe are characterized by limited competition, barriers to entry, and good margin opportunities. These markets include specialty products in the areas of anesthesia gases, sterile liquid dose products (which includes ophthalmic products, sterile inhalation respiratory products and injectable drugs) and active pharmaceutical ingredients (“APIs”). Barriers to entry in these specialty markets include limited industry capacity, patented manufacturing processes, difficult formulations and limited sources of APIs. In addition, we have one abbreviated new drug application (“ANDA”) pending review at the United States Food and Drug Administration (“FDA”) pursuant to an agreement with Alkem Laboratories Limited, and we own three other ANDAs that are dormant and are not actively marketed.

Our customers include hospitals and hospital group purchasing organizations, national and regional wholesalers, direct retail pharmacy stocking chains, leading homecare companies, and outpatient surgery centers and ambulatory care clinics.

Anesthetic Gases. We currently market three anesthetic gases, Enflurane, Isoflurane, and Sevoflurane pursuant to a mutually exclusive manufacturing and distribution agreement with Minrad International, Inc. In addition to Enflurane, Isoflurane, and Sevoflurane, our agreement with Minrad International, Inc. grants us the right to market and sell Desflurane once it becomes available as a generic drug in the U.S. market. Assuming we meet the volume milestones in our agreement with Minrad International, Inc., we will be able to renew that agreement past December 31, 2008 and remain the exclusive distributor to Minrad International, Inc. of Enflurane, Isoflurane, Sevoflurane and, upon approval, Desflurane in the U.S.

We began purchasing human inhalation anesthetics under our agreement with Minrad International, Inc. on September 30, 2004. On April 14, 2005, we and Minrad International, Inc. amended this agreement in order for us to receive the non-exclusive right to purchase Isoflurane, for distribution for veterinary uses in the U.S. market. The amendment also gives us the exclusive right to purchase for distribution to end-users other generic inhalation anesthetic products that Minrad International, Inc. expects to make in the future, including Desflurane, for human use, when they become available. Terms of our original agreement with Minrad International, Inc. provide us with the exclusive right to distribute Sevoflurane, Isoflurane and Enflurane for human use under our own label.

The current term of our agreement with Minrad International, Inc. ends on December 31, 2008, and we may renew it for successive one-year terms provided we meet certain requirements. Minrad International, Inc. may only terminate this agreement under limited circumstances, such as if we fail to meet minimum annual purchase commitments or fail to pay any amount we owe to Minrad International, Inc. This agreement also provides that if we or Minrad International, Inc. recall any of the products distributed by us because the products are believed to violate a provision of applicable law, Minrad International, Inc. will bear the costs of the recall.

In connection with the execution of our agreement with Minrad International, Inc., we entered into an advisory consulting agreement, dated as of July 1, 2003, with PowerOne Capital Corp. pursuant to which we agreed to pay to PowerOne Capital Corp. a royalty on the gross revenues of any product developed and marketed under our agreement with Minrad International, Inc. The amount of the royalties per product is 1% for the first year of distribution and marketing, 2% for the second year, 3% for the third year, 3% for the fourth year and 3% for the fifth year. After the fifth year, no further royalties accrue. This royalty provision survived the termination of the agreement, which otherwise expired as of June 1, 2005, and is a continuing obligation so long as Minrad International, Inc. manufactures our products.

Enflurane and Isoflurane are marketed to U.S. hospitals and hospital group purchasing organizations. We estimate that the U.S. markets for Enflurane and Isoflurane are approximately $1 million and $10 million, respectively.

On May 2, 2007, Minrad International, Inc. received FDA approval for its generic Sevoflurane product. This approval allowed us to immediately launch generic Sevoflurane in the U.S. market. We estimate that the U.S. market for Sevoflurane is approximately $400 million.

Minrad International, Inc. currently plans to file an ANDA with the FDA Center for Drug Evaluation and Research, Office of Generic Drugs for Desflurane in 2008. We estimate that the U.S. market for Desflurane is approximately $200 million. Upon U.S. FDA approval of the Desflurane ANDA application, we intend to move rapidly to market the product in the U.S. market.

We do not have the right under our agreement with Minrad International, Inc. to market and distribute any of Enflurane, Isoflurane, Sevoflurane or Desflurane outside the U.S.

Sterile Liquid Dose Products. The market for sterile liquid dose products is diverse and varies in size depending on the specific features of the drug being marketed. Our sterile liquid dose product pipeline includes generic ophthalmic products in unit and multi-dose presentations, sterile unit dose inhalation respiratory products and injectable drugs. Unit dose products are pre-measured dosages of drugs that have the advantage of being convenient to use while reducing the risk of dosage error, medication waste, and cross-contamination. We currently have eight sterile liquid dose ANDAs in various stages of development although none have been submitted for review at the FDA. We plan to file ANDAs on a regular basis and compete by marketing prescription generic equivalents.

In August 2006, we made a strategic decision to divest our respiratory business to focus our corporate resources on growing our more profitable anesthetic gas franchise, including the preparation for the launch of generic Sevoflurane. The divestiture of our respiratory business significantly reduced our sales and business volumes, but also enabled us to retire approximately $15.9 million of long term debt. Prior to the divestiture, over the past six years, we had become a leading supplier of unit dose sterile respiratory inhalation drugs, Albuterol 0.083% and Ipratropium 0.02%, manufactured using advanced aseptic blow-fill-seal (BFS) technology. Our distribution strength and service levels made us a primary vendor for these products at a significant majority of the top 50 U.S. generic buyers that accounted for over 80% of all U.S. generic drug purchases. In doing so, we had attained a leading market share position in the unit dose sterile respiratory inhalation drug market ahead of larger competitors in the industry.

Since the divestiture of our respiratory business, we have not marketed any sterile liquid dose products, but are in the process of developing such products.

Manufacturing. We have pursued a contract manufacturing strategy to date, and prior to our recent divestiture, our sterile liquid products were manufactured at several sterile liquid products contract manufacturing sites. Our anesthetic gas products are manufactured by Minrad International, Inc. and any products developed or marketed pursuant to our agreements with Stason Pharmaceuticals, Inc. and Alkem Laboratories Limited will be manufactured in Asia.

Through our acquisition of the assets of FineTech Laboratories, Ltd., a company organized under the laws of the State of Israel (“FineTech”) in January 2008, our wholly-owned subsidiary, FineTech Pharmaceutical manufactures complex, low volume, high value APIs in its facility in Haifa, Israel. These APIs are developed for production and sale by FineTech Pharmaceutical, as well as on a contract basis for leading pharmaceutical companies in the U.S., Europe and Asia.

In the future, we expect to develop internal capabilities for sterile liquids manufacturing and ANDA development. The manufacture of high volume sterile liquid products requires a state-of-the-art facility, equipment and testing controls, as well as expertise. We believe the development of these internal capabilities will further improve our competitive position in the sterile liquid products market.

Sales and Marketing. Since all of our finished dose products (all products except for our APIs) are non-proprietary and generic in nature, we rely on our efforts in marketing, distribution, low manufacturing and operating costs, and high service levels to capture, maintain, and increase market share. To this end, we employ a three-tiered sales effort.

For our generic pharmaceutical products that are sold to U.S. generic drug buyers (who, in the aggregate, currently represent a significant majority of U.S. generic drug purchases), such as McKesson Corporation, Cardinal Health Inc., Amerisource Bergen, Wal-Mart and Walgreens Co., we employ a national accounts approach with a team of experienced retail national accounts representatives that sell and provide service to national wholesalers, regional wholesalers, direct retail pharmacy stocking chains and leading homecare companies.

For our hospital focused products, such as our portfolio of anesthetic gas products, we focus on contacting and servicing hospital group purchasing organizations such as Premier Purchasing Partners, L.P., Purchasing Alliance for Clinical Therapeutics LLC, Broadlane DSH, MedAssets, Inc., Health Trust Purchasing Group and Consorta, Inc. and integrated hospital delivery networks such as Catholic Health Initiatives, Centura Health, HCA Inc., Trinity Health, Holy Cross Health Systems, Provena Health, Catholic Health East and Ascension Health, Inc. at the national accounts level. In addition to providing national accounts focus, we are also building a national hospital focused sales force as a part of the launch of Sevoflurane and for future hospital products.

An in-house telemarketing sales team supports the direct selling efforts in retail and hospital national accounts, and also sells directly to outpatient and ambulatory clinics and small rural hospitals.

Our API products produced in FineTech Pharmaceutical’s Haifa, Israel facility are marketed and sold through direct contact with leading pharmaceutical companies worldwide, and through participation in major international chemical and pharmaceutical conferences.

To date, this approach has provided us with the ability to capture a market share in excess of 10% within 12 months for each of our product launches, but there can be no assurance that this level of market penetration can be attained for future products.

Research and Product Development. We are planning to aggressively expand our product line by pursuing new product development through a combination of contract development services, sponsored research, partnership development and the acquisition or in-licensing of products developed by others.

We currently have 11 ANDAs for generic pharmaceuticals in various stages of development, including eight sterile liquid dosage form products, three of which we are working with partners. We plan to continue to file ANDAs on a regular basis as pharmaceutical products come off patent allowing us to compete by marketing prescription generic equivalents. To date, we have successfully employed our contract development services approach to obtain ANDA approvals for Albuterol 0.083% in 2005 and Ipratropium 0.02% in 2006. In addition, along with our plans to develop sterile liquids manufacturing capabilities internally, we intend to develop internal formulation and capabilities for our sterile liquids pipeline products. Clinical trials and bioequivalent studies required in connection with the development of certain specialty generic products are performed by contract research organizations under the direction of our personnel. Generally, for sterile liquid dose products, bioequivalency testing is not required in connection with seeking approval from the FDA through the ANDA process.

At present, FineTech Pharmaceutical has a pipeline of five complex APIs being developed internally at its Haifa, Israel manufacturing facility. We currently plan to expand this pipeline as we are able to identify complex, low volume, high value APIs that are coming off patent in the next five years and have a limited number of competitors.

We also maintain a business development program that identifies potential product acquisition or product licensing candidates. In this regard, we focus our business development in two directions. First, we focus on niche products that complement our existing product lines and distribution channels, and that have limited competitors in the market. Alternatively, we focus on leveraging our commercial platform by partnering with low cost partners, to match their low cost manufacturing capabilities with our distribution strength in the U.S. to launch new products into the U.S. market.

In addition to our internal pipeline, we also have corporate partnerships with Stason Pharmaceuticals, Inc. and Alkem Laboratories Limited, each of which is a significant Asian generic pharmaceutical company and Zach Systems S.p.A., a European pharmaceutical company. The agreements are for the development, testing and manufacture of a portfolio of products to be launched by us exclusively in the U.S. market. Pursuant to our agreements with Alkem Laboratories Limited and Stason Pharmaceuticals, Inc., we will pay an equal share in the cost of the development of the products. Pursuant to other defined conditions, the agreement with Zach Systems S.p.A. includes provisions for a modification in the division of benefits to maintain an equitable allocation between the parties. Upon approval and launch, the products will be transferred to us at cost by Stason Pharmaceuticals, Inc. or Alkem Laboratories Limited, as applicable, and the profits will be shared equally. In our agreement with Zach Systems S.p.A., Zach Systems S.p.A pays for the development costs and retains non-U.S. commercial rights to the products developed under the agreement. We currently have one ANDA pending for review at the FDA related to our partnership Alkem Laboratories Limited, but do not currently market that product or any other products under any of our corporate partnership agreements.

Patents, Trademarks and Proprietary Technology

We consider the protection of discoveries in connection with our development and third-party manufacturing activities important to our business. We have sought, and intend to continue to seek, patent protection in the U.S. and selected foreign countries where we deem such protection to be appropriate.

We hold an exclusive world-wide license to make, use, sell and offer to sell, import, distribute or otherwise transfer U.S. Patent No. 5,599,534, titled “Reversible gel-forming composition for delivery of bio-affecting substances, and method of use” issued on February 4, 1997, from U.S. Patent Application Serial No. 08/287,694 filed August 9, 1994. Kenneth J. Himmelstein and Cara L. Baustian are the named inventors. All right, title and interest in and to the patent have been assigned to us. The patent covers a technique relating to the production of ophthalmic products with certain gelling properties. The patent covers only one method of production of such ophthalmic products and other patents exist that cover alternate methods of producing such ophthalmic products. We do not currently utilize our patent, though we may do so in the future if we were to develop and market ophthalmic products. In certain circumstances, if we utilize the rights granted pursuant to the license agreement, we may incur royalty obligations to various parties.

FineTech Pharmaceutical holds the following patents to protect the method of manufacturing for raw materials in pharmaceutical manufacturing.

U.S. Patent No. 6,696,568 and Israeli Patent No. IL134975 titled “Novel process and intermediates for production of Cabergoline and related compounds” issued on February 24, 2004, from U.S. Patent Application Serial No. 09/834,657 filed April 16, 2001. Arie Gutman, Gennadiy Nisnevich, Igor Ruchman, Boris Tishin, Alex Vilensky, and Boris Pertsikov are the named inventors.  All right, title, and interest to the product have been assigned to us. The patent covers a process for the preparation of dopamine agonists such as Cabergoline, to some novel intermediates used in this process and to their preparation.

U.S. Patent No. 7,026,483, European Patent No. 1620100, and Israeli Patent No. IL155545 titled “Forms of Cabergoline” issued on April 11, 2006, from U.S. Patent Application Serial No. 10/827,955 filed April 20, 2004.  Arie Gutman, Gennadiy Nisnevich, Albay Agazade, Boris Tishin, Alex Vilensky, and Boris Pertsikov are the named inventors.  All right, title, and interest to the product have been assigned to us. The patent covers a new crystalline form of Cabergoline and processes for its preparation. Uses of the novel form of Cabergoline in purification of crude Cabergoline, in the preparation of amorphous Cabergoline and in the manufacture of a medicament are disclosed. A method for treating a prolactin disorder with the medicaments is also disclosed.

U.S. Patent No. 6,492,522 titled “Process for production of highly pure Donepezil hydrochloride” issued on December 10, 2002, from U.S. Patent Application Serial No. 09/763,245 filed May 24, 2001, which was filed from a PCT Patent Application filed February 24, 2000.  Arie Gutman, Eleonora Shkolnik, Boris Tishin, Genady Nisnevich, Igor Zaltzman are the named inventors.  All right, title, and interest to the product have been assigned to us. The patent covers a new process for the preparation of acetylcholinesterase inhibitors (anti-AchE) such as Donepezil, to some novel intermediates used in this process and to their preparation.

U.S. Patent No. 6,927,300 titled “Process for the preparation of Latanoprost” issued on April 9, 2005, from U.S. Patent Application Serial No. 10/181,523 filed August 25, 2002, which was filed from a PCT Patent Application filed on January 26, 2001.  Arie Gutman, Gennady Nisnevich, Marina Etinger, Igor Zaltzman, Lev Yudovitch, and Boris Pertsikov are the named inventors.  All right, title, and interest to the product have been assigned to us. The patent covers a novel process for the preparation of 13,14-dihydro-17-phenyl-18,19,20-trinor-PGF.sub.2.sub..sub.. alpha. isopropyl ester (Latanoprost) of the formula [1]: ##STR1## drug for treating glaucoma (Merck Index, 12th Ed., 5787).

U.S. Patent No. 7,157,590 titled “Process for the preparation of 17-phenyl-18,19,20-thinor-pgf 2a and its derivatives” issued on January 2, 2007, from U.S. Patent Application Serial No. 10/478,849 filed may 3, 2002, which was filed from a PCT Patent Application filed May 3, 2002.  Arie Gutman, Gennady  Nisnevich, Marina Etinger, Igor Zaltzman, Lev Yudovitch, and Boris Pertsikov are the named inventors.  All right, title, and interest to the product have been assigned to us. The patent covers a novel process for the preparation of 17-phenyl-18,19,20-trinor-PGF. sub.2.alpha. and its derivatives.

U.S. Patent No. 7,166,730 titled “Process for the preparation of prostaglandin derivatives” issued on January 23, 2007, from U.S. Patent Application Serial No. 11/125,164 filed May 10, 2005.  Arie Gutman, Gennady Nisnevich, Marina Etinger, Igor Zaltzman, Lev Yudovitch, Boris Tishin, and Boris Pertsikov are the named inventors.  All right, title, and interest to the product have been assigned to us. The patent covers a novel process for the preparation of prostaglandins and analogues thereof.

In addition, we also hold licenses from third parties for certain patents, patent applications and technology utilized in some of our products and products in development.

We also rely on trademarks, trade secrets, unpatented proprietary know-how and continuing technological innovation to maintain and develop our competitive position. We enter into proprietary information and confidentiality agreements with certain of our employees pursuant to which such employees agree to assign to us any inventions relating to our business made by them while in our employ.

The RxElite name and corporate logo are registered trademarks.

Competition

The marketing and manufacturing of pharmaceutical products is highly competitive, with many established marketers, manufacturers, suppliers and distributors actively engaged in all phases of the business. Most of our competitors have substantially greater financial and other resources, including greater sales volume, larger sales forces, and greater product development and internal manufacturing capabilities and capacity, as well as greater regulatory and scientific resources. We believe that the principal factors on which we compete are marketing and distribution ability, product development capability, product quality, low cost third-party product manufacturing and customer service. However, there can be no assurance that we will be able to successfully develop and introduce new products in order to maintain our competitive position.

The companies that compete with us in the anesthetic gases segment for human use include Abbott Laboratories, Baxter Healthcare Corporation, and Hospira, Inc., and for the veterinary market, we also compete with Halocarbon Products Corporation and Rhodia.

The companies that compete with our API business include Teva Pharmaceuticals Industries, Ltd., Aurobindo Pharma India and several international chemical companies.

The companies that compete with our sterile liquid dosage products include both generic and brand name companies such as Dey, L.P., Nephron Pharmaceuticals Corporation, Teva, Pharmaceutical Industries Ltd. and AstraZeneca plc for inhalation products; Alcon Inc., Allergan Inc., and Bausch Lomb Inc. for ophthalmic products; Hospira, Baxter International, Inc. and American Pharmaceutical Products for injectable drugs.

In all of these segments, the basis of competition is price, service, and the reliability of supply measured by order fulfillment and on-time deliveries.

Suppliers and Customers

We require a supply of quality raw materials and components to manufacture and package pharmaceutical products for our own needs and for third parties with which we have partnered or contracted for the manufacture of our products. The principal components of our products are active and inactive pharmaceutical ingredients and certain packaging materials. Some of these components are only available from a single source and, in the case of some of our ANDAs, only one supplier of raw materials has been identified. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were either no longer available or are no longer economically feasible from the specified supplier for us to continue to be competitive in the market. The qualification of a new supplier could delay our development and marketing efforts. If, for any reason, we are unable to obtain sufficient quantities of any of the raw materials or components required to produce or package our products, we may not be able to manufacture our products as planned, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, as we rely on third party manufacturers for our products on a contracted or partnership basis, if for any reason we are unable to obtain sufficient quantities of any finished products as planned, it would also have a material adverse effect on our business financial condition and results of operations. For the fiscal year ended December 31, 2007, our two largest suppliers accounted for approximately $--1.9 million and $1.1 million, or 47.9% and 26.2%, respectively, of product purchases.

We focus on national account drug buyers, who, in the aggregate, currently account for a significant majority of all U.S. generic drug purchases. In the past, we have been the primary vendor for our respiratory products to a significant majority of these national accounts. They include national wholesalers such as McKesson Corporation and Cardinal Health, Inc., regional wholesalers such as Value Drug and Kinray, direct retail pharmacy stocking chains such as Wal-Mart Stores Inc., and Walgreen Co., and leading homecare companies such as Lincare Holdings Inc. and Apria Healthcare Group Inc.

In the hospital and hospital group purchasing organization segment, we are an approved vendor and have approved vendor contracts in place with all eight major group purchasing organizations that, in the aggregate, currently account for a significant majority of all hospital drug purchases. These group purchasing organizations include Premier Purchasing Partners, L.P., Novation, LLC, MedAssets, Inc., Amerinet Inc. and Consorta, Inc.

The customer base for our anesthetic gas products consists of group purchasing organizations (46%), veterinary distributors and clinics (46%), direct sales to hospitals (6%) and alternate sites, such as clinics (2%).

Wholesalers such as McKesson Corporation, AmerisourceBergen Corporation, and Cardinal Health, Inc. distribute our products as well as a broad range of health care products for many other companies. None of these distributors is an end user of our products. If sales to any one of these distributors were to diminish or cease, we believe that the end user of our products would find little difficulty obtaining our products either directly from us, or from another distributor. However, the loss of one or more of these distributors, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue, business, financial condition and results of operations. For all national account customers, a change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one of more distributors could also have a material negative impact on our revenue, business, financial condition and results of operations.

Customers of our API business based in Haifa Israel include major U.S. pharmaceutical companies, and regional European and Asian pharmaceutical companies. Cabergoline accounts for the majority of our API sales, the majority of which are to Par Pharmaceutical Companies, Inc., a U.S. generic pharmaceutical company. We currently believe that Par Pharmaceutical Companies, Inc. will continue to purchase Cabergoline at the same level as the last two years. However, a reduced purchasing level could have a material negative impact on our revenue, business, financial condition and results of operations if we are not able to replace those sales with another buyer in a very short time frame. The sales cycle for APIs is usually 6-18 months. We are working to diversify our API customer base in 2008 and 2009 by offering our API products that are primarily sold in the U.S. to non-U.S. markets that have similar regulations, product demand and numbers of competitors. We believe the market for our current portfolio of APIs is larger outside of the U.S. than inside the U.S. However, there can be no assurance that we will be successful in our diversification efforts.

For the fiscal year ended December 31, 2007, our three largest customers accounted for approximately 22.7%, 17.6% and 13.6% of net sales, respectively.

Backorders

We have a well-established track record for consistent supply and service. We presently have no backorders.

Government Regulations

Pharmaceutical manufacturers and distributors are subject to extensive regulation by government agencies including the FDA, the Drug Enforcement Administration, or DEA, the Federal Trade Commission, and other federal, state, and local agencies. The Federal Food Drug and Cosmetic Act, or FDC Act, the Controlled Substance Act and other federal statues and regulations govern or influence the development, testing, formulations, manufacturing, safety, efficacy, labeling, storage, recordkeeping, approval, marketing, advertising, and promotion of products that we manufacture and market. The FDA inspects drug manufacturers and storage facilities to determine compliance with its cGMP regulations, non-compliance with which can result in fines, recall, and seizure of products, total or partial suspension of production, refusal to approve new drug applications and criminal prosecution. The FDA also has the authority to revoke approval of drug products.

FDA approval is required before a pharmaceutical manufacturing facility can manufacture a pharmaceutical product to be commercialized in the U.S. and pharmaceutical manufacturing facilities are required to operate within the cGMP regulation published by the FDA. New drugs require a new drug application, or NDA, filing including clinical studies demonstrating the safety and efficacy of the drug. In our case, generic drugs, which are equivalents of existing, brand name drugs, require an ANDA filing. An ANDA does not, for the most part, require clinical studies because the safety and efficacy of the drug have already been demonstrated by the product originator. However, an ANDA must provide data demonstrating the equivalency of the generic formulation in terms of bioavailability, that the duplicate product is properly manufactured and labeled and is stable after manufacture. ANDA approvals typically take up to two years to obtain from the date of initial application, although the time required by the FDA to review and approve NDAs and ANDAs is variable and beyond our control, depending upon the particular drug product and dosage form involved. Furthermore, there can be no assurance that the FDA will approve a particular ANDA at all, or that the FDA will agree that an ANDA is a suitable vehicle through which to secure approval rather than an NDA, which requires the applicant to conduct lengthy clinical trials and to incur substantial costs of development prior to submission. APIs require rigorous development and testing to prove equivalence in different markets around the world. To market an API in the U.S., a drug master file (“DMF”) must be filed with the FDA which meets FDA equivalence and manufacturing guidelines. Development of a new API and obtaining proper regulatory approval can take 2-5 years depending on the complexity of the API and there is no assurance that regulatory approval will ever be obtained.

FDA Inspections. The FDA routinely inspects FDA approved pharmaceutical manufacturing facilities to ensure the facility continues to operate in compliance with cGMPs. FDA warning letters may be issued as a consequence of violations observed during inspection. An FDA warning letter is intended to provide notice to a company of violations of the laws administered by the FDA and to elicit voluntary corrective action. Until the violations identified in the warning letter are corrected, the FDA frequently will withhold approval of any marketing applications (ANDAs, NDAs, DMFs) submitted by us and will share the contents of the warning letter with government agencies that may contract to purchase products from us. Failure to take effective corrective actions can result in FDA enforcement action such as monetary fines, seizure of products, or injunction that could suspend manufacturing and compel recall of a product.

If the confirmatory inspection shows that corrections have been made and no significant deviations are identified, the FDA can be expected to remove the sanctions of the warning letter and resume a routine inspection schedule.

If the confirmatory inspection identifies significant deviations from the established FDA standards, the FDA may initiate enforcement action including, but not limited to, the following: (1) maintain the warning letter sanctions and require further corrective actions, which could include a recall of certain products; (2) seek a court-ordered injunction which may include temporary suspension of some or all operations, mandatory recall of certain products, potential monetary penalties or other sanctions; or (3) seize our products. Though we are not currently subject to any enforcement action, any such action could significantly impair our ability to continue to manufacture and to distribute our products, and generate cash from our operations. Any or all of these actions would have a material adverse effect on our liquidity and our ability to continue as a going concern.

Our corporate facilities, as well as our warehousing and distribution operations have been routinely inspected by the FDA and we have not received any deficiencies or FDA warning letters. Our contract manufacturers have also been routinely inspected by the FDA and have informed us that they have no outstanding inspectional observations.

Product Recalls

We have not had any product recalls to date.

Environment

We do not anticipate any material cost or adverse effect from compliance with federal, state, and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Employees

As of March 17, 2008, we had 47 full-time employees. We believe we enjoy good relations with our employees, none of whom is represented by a collective bargaining agreement.

RISK FACTORS

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, together with all of the other information included or referred to in this report, before purchasing shares of our common stock. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Business

We may require additional capital to expand our operations and develop new products. Our ability to continue as a going concern is subject to our ability to realize a profit and/or obtain funding from outside sources.

We have incurred losses since inception and may continue to incur losses for the foreseeable future. We anticipate that our near term activities will be funded from the issuance of additional equity and funds provided by ongoing operations. If sales from operations are insufficient to support our planned development of new products and expansion of operations, we will need to access additional equity or debt capital. If public or private financing is not available when needed or is not available on terms acceptable to us, we may be unable to pursue growth opportunities that we view as essential to the expansion of our business. Further, the terms of such additional financing, if obtained, may require the granting of rights, preferences or privileges senior to those of our common stock and could result in substantial dilution of the existing ownership interests of our common stockholders and could include covenants and restrictions that limit our ability to operate or expand our business in a manner that we deem to be in our best interest. As a result of these factors our independent registered public accountants have included a going concern qualification in their report on our audited financial statements for the fiscal year ended December 31, 2007, which may significantly limit the availability of financing available to us. In addition, because our common stock currently is traded on the OTC Bulletin Board and not listed on a national exchange, we may experience further difficulty accessing the capital markets.

The majority of our inventory consists of Sevoflurane.

The majority of our inventory consists of Sevoflurane, a generic pharmaceutical that received FDA approval for use in the U.S. on May 2, 2007. There is no guarantee that Sevoflurane will provide us with our projected sales and cash flows. Failure to achieve projected margin and/or market share will adversely affect our future financial position.

We rely on Minrad International, Inc. as our sole supplier of our distributed products, which could result in us not being able to obtain sufficient quantities to meet our short-term needs.

All the products that we currently distribute are produced by Minrad International, Inc. These products are the source of all of our current sales. If we were unable to acquire sufficient quantities of our products from Minrad International, Inc. or our products were not available, we would have to make a significant capital investment and divert resources to obtain such products. Manufacturers of our products are scarce and a disruption or termination of our relationship with Minrad could result in our inability to meet demand for our products, which could lead to customer dissatisfaction, damage our reputation, cause customers to cancel existing orders and to stop doing business with us and could result in the cessation of our business.

We have only one product line, consisting of Enflurane, Isoflurane, and Sevoflurane, we are not diversified, and a decrease in sales of this product line could seriously harm our business.

Our sole product line currently consists of Enflurane, Isoflurane, and Sevoflurane. As such, our line of products is not as diversified as those of some of our competitors. Consequently, if sales of Enflurane, Isoflurane, or Sevoflurane decline precipitously, our business would be seriously harmed, and it would likely be difficult for us to recover because we do not have the breadth of products that would enable us to sustain our business while seeking to develop new types of products or new markets for our existing product.

Our obligations to the holder of our outstanding convertible note are secured by all of our assets, so if we default on those obligations, the holder of such note could foreclose on our assets.

The holder of our 9.50% senior secured redeemable convertible note in the principal amount of $10,500,000 (“Convertible Note”), has a security interest in all of our assets and those of our subsidiary. As a result, if we default under our obligations under the Convertible Note, the holder could foreclose its security interests and liquidate some or all of our assets, which would harm our business, financial condition and results of operations.

If we are unable to successfully develop or commercialize new products, our operating results will suffer.

Our future growth and results of operations will depend to a significant extent upon our ability to successfully commercialize generic products in a timely manner that can be promoted through current marketing and distribution channels. There are numerous difficulties in developing and commercializing new products, including:

•	developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;
•	receiving requisite regulatory approvals for such products in a timely manner;
•	the availability, on commercially reasonable terms, of raw materials, including active pharmaceutical ingredients and other key ingredients; and
•	unexpected delays or unanticipated costs.

There can be no assurance that we will successfully develop new pharmaceutical products or, if we do develop new products, that we will successfully integrate such new products into our existing product lines. In addition, there can be no assurance that we will receive all necessary FDA approvals or that such approvals will not involve delays, which could adversely affect the marketing and sale of our products. Our failure to develop new products and receive FDA approvals for such products in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on the development of generic and off-patent pharmaceutical products that are particularly susceptible to competition, substitution and reimbursement policies.

Our success depends, in part, upon our ability to anticipate which branded pharmaceuticals are about to come off patent and thus permit us to develop, manufacture (or contract with third-parties to manufacture) and market equivalent generic pharmaceutical products. Generic pharmaceutical products must meet the same quality standards as branded pharmaceutical products, even though these equivalent generic pharmaceutical products are sold at prices that are significantly lower than that of branded pharmaceutical products. Generic substitution is regulated by federal and state governments, as is reimbursement for generic drug dispensing. There can be no assurance that substitution will be permitted for newly approved generic drugs or that such products will be subject to government reimbursement. In addition, generic pharmaceutical products that third parties develop may render our generic pharmaceutical products noncompetitive or obsolete. There can be no assurance that we will be able to consistently bring generic pharmaceutical products to market quickly and efficiently in the future. An increase in competition in the sale of generic pharmaceutical products or our failure to bring such products to market before our competitors could have a material adverse effect on our business, financial condition and results of operations.

If brand pharmaceutical companies are successful in limiting the use of generics through their legislative, regulatory, and commercial efforts, our sales of generic products may suffer.

Many brand pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

•
pursuing new patents for existing products that may be granted just before the expiration of one patent, which could extend patent protection for additional years or otherwise delay the launch of generics;

•	using the Citizen Petition process to request amendments to FDA standards;
•	seeking changes to U.S. Pharmacopeia, an organization that publishes industry recognized compendia of drug standards;
•	attaching patent extension amendments to non-related federal legislation;
•	engaging in state-by-state initiatives to enact legislation that restricts the substitution of some branded drugs, which could have an impact on products that we are developing; and
•	implementing commercial efforts to switch patients towards branded drugs with longer patent protection.

If brand pharmaceutical companies are successful in limiting the use of generic products through these or other means, our sales of generic products may decline. If we experience a material decline in generic product sales, our results of operations, financial condition and cash flows will suffer.

From time to time we may need to rely on licenses to proprietary technologies, which may be difficult or expensive to obtain.

We may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture (or contract with third-parties to manufacture) and market products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market our products may be inhibited or prevented.

Our business may be adversely affected by a decline in key products.

The sales of our products could underperform due to numerous factors, many of which are beyond our control, including:

•	lower prices or better terms offered on similar products by other manufacturers or marketers;
•	substitute or alternative products or therapies;
•	development by others of new pharmaceutical products or treatments that are more effective than our products;
•	introduction of other generic equivalents or products that may be therapeutically interchanged with our products;
•	interruptions in the manufacturing or supply of our products or their ingredients;
•	changes in the prescribing practices of physicians;
•	changes in third-party reimbursement practices; and
•	pending FDA approval of pipeline products.

Any factor adversely affecting the sale of these or our other key products may cause our sales to decline. In particular, if sales of Sevoflurane do not meet our expectations, our operating results will suffer and our ongoing partnering relationship with Minrad International, Inc. will be at risk.

Our sales depend on sales of products manufactured by third-parties, which we cannot control.

We derive all of our sales from the sale of products manufactured by third parties. There can be no assurance that our dependence on third parties for the manufacture of such products will not adversely affect our profit margins or our ability to develop and deliver our products on a timely and competitive basis. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute certain of our products as planned. No assurance can be made that the third-party manufacturers we use will be able to provide us with sufficient quantities of our products or that the products supplied to us will meet our specifications. Any delays or difficulties with third-party manufacturers could adversely affect the marketing and distribution of certain of our products, which could have a material adverse effect on our business, financial condition and results of operations.

We may be required to perform additional testing if manufacturing problems are identified after the products are on the market.

If manufacturing problems occur, product recalls may be required, regulatory approval may be withdrawn and reformulation of products, additional testing, and changes to or re-approvals of the facilities manufacturing our products may be required, any of which could have a material adverse effect on sales of the affected products and on our business and results of operations.

If we are unable to obtain sufficient supplies from key suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some products and raw materials are available only from a single source and, in some cases, only one supplier of products and raw materials has been identified, even in instances where multiple sources exist. We were dependent on two outside suppliers who accounted for 47.9% and 26.2% of our product purchases during the fiscal year ended December 31, 2007 and are currently dependent on Minrad International, Inc. as the sole supplier of our product purchases. If our outside suppliers experienced regulatory or supply-related difficulties that inhibit their ability to deliver products and raw materials to us and, to the extent any difficulties experienced by our suppliers cannot be resolved within a reasonable time, and at reasonable cost, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA, we may not be able to manufacture our products as planned, our sales and marketing efforts could be delayed and our profit margins and market share for the affected product could decrease.

Although we do not currently purchase any products under our existing arrangements with foreign suppliers, our arrangements with foreign suppliers are subject to certain additional risks, including the availability of government clearances, export duties, political instability, war, acts of terrorism, currency fluctuations and restrictions on the transfer of funds. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, customs clearances, various import duties and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products.

The formulation, development, manufacture (or contracting with third-parties to manufacture) and sale of our products involves the risk of product liability claims by consumers and other third parties, and insurance against such potential claims is expensive and may be difficult to obtain.

The formulation, development, manufacture (or contracting with third-parties to manufacture) and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. Insurance coverage is expensive and may be difficult to obtain, and may not be available in the future on acceptable terms, or at all. Although we currently maintain product liability insurance for our products in amounts we believe to be commercially reasonable, if the coverage limits of these insurance policies are not adequate, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our indebtedness and restrictive debt covenants could limit our financing options and liquidity position, which would limit our ability to grow our business.

The terms of the Convertible Note could have negative consequences to us, such as:

•	we may be unable to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions on terms acceptable to us, or at all;
•	we may be unable to refinance our indebtedness on terms acceptable to us, or at all; and
•	we may be more vulnerable to economic downturns and our ability to withstand competitive pressure may be limited.

Additionally, covenants in the securities purchase agreement governing the Convertible Note impose operating and financial restrictions on us. These restrictions prohibit or limit our ability, and the ability of our subsidiaries, to, among other things:

•	pay cash dividends to our stockholders;
•	incur additional indebtedness;
•	permit liens on assets or conduct sales of assets; and
•	engage in transactions with affiliates.

These restrictions may limit our ability to obtain additional financing, withstand downturns in our business or take advantage of business opportunities. Moreover, additional debt financing we may seek may contain terms that include more restrictive covenants, may require repayment on an accelerated schedule or may impose other obligations that limit our ability to grow our business, acquire needed assets, or take other actions we might otherwise consider appropriate or desirable.

Dependence on key executive officers.

Our success will depend, in part, on our ability to attract and retain key executive officers. The inability to attract and retain key executive officers, or the loss of one or more of our key executive officers could have a material adverse effect on our business, financial condition and results of operations.

We must continue to attract and retain key personnel to be able to compete successfully.

Our performance depends, to a large extent, on the continued service of our key personnel, other technical employees, managers and sales personnel and our ability to continue to attract and retain such personnel. Competition for such personnel is intense, particularly for highly motivated and experienced pharmaceutical personnel. We are facing increasing competition from companies with greater financial resources for such personnel. There can be no assurance that we will be able to attract and retain sufficient numbers of highly-skilled personnel in the future, and the inability to do so could have a material adverse effect on our business, and financial condition and results of operations.

Risks Relating to Investing in the Pharmaceutical Industry

We are subject to substantial regulation by the FDA, the Drug Enforcement Agency and other regulatory agencies. The costs of complying or the consequences of failing to comply with such regulations may have a material adverse effect on our ability to conduct our business.

Virtually all aspects of our business, including the development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, recordkeeping, distribution, storage and advertising of our products and disposal of waste products arising from these activities, are subject to extensive regulation by federal, state and local governmental authorities in the U.S., including the FDA, and are increasingly subject to regulation in foreign countries. Compliance with these regulations is costly and time-consuming.

The manufacturing facilities and procedures of our suppliers are subject to ongoing regulation, including periodic inspection by the FDA, the Drug Enforcement Agency, or DEA, foreign regulatory agencies, and other regulatory authorities, including state controlled substance authorities. For example, manufacturers of pharmaceutical products must comply with detailed regulations governing current good manufacturing practices, including requirements relating to quality control and quality assurance. Funds, time and effort must be spent in the areas of production, safety, quality control and quality assurance to ensure compliance with these regulations. Notwithstanding our efforts to ensure compliance with all laws, rules and regulations, there can be no assurance that the manufacturing facilities of our suppliers will not be subject to regulatory action in the future.

Products to be sold by us generally must receive appropriate regulatory clearance before they can be sold in a particular country, including the U.S. Delays in the introduction of a product may result from, among other things, insufficient or incomplete submissions to the FDA or similar regulatory authorities in foreign countries for approval of a product, objections by another company with respect to our submissions for approval, new patents by other companies, patent challenges by other companies that result in a 180-day exclusivity period and a 30-month stay, and changes in regulatory policy during the period of product development or during the regulatory approval process. The FDA and foreign regulatory authorities have extensive administrative and judicial enforcement powers over the activities of pharmaceutical manufacturers and marketers to ensure compliance with FDA regulations. Those powers include, but are not limited to, the authority to initiate court action to seize unapproved or non-complying products, to enjoin non-complying activities, to halt manufacturing operations that are not in compliance with cGMP, to recall products, to seek civil monetary and criminal fines and penalties. Other enforcement activities include the refusal to approve product applications or to revoke drug approvals previously granted and remove from the market previously approved products for various reasons, including issues related to current good manufacturing practices for that particular product or in general. Any such enforcement activities could have a material adverse effect on our business, financial condition, and results of operations.

We may be subject from time to time to any such enforcement activities and any product recalls initiated by us or by the FDA and foreign regulatory authorities, unexpected delays in obtaining regulatory approvals, the revocation of a prior approval, the restriction or prohibition on sales of products we market, or the halting of the operations of our third-party manufacturers, each of which could impose significant costs on us and adversely affect our ability to generate revenue.

Our inability or the inability of our suppliers to comply with applicable FDA and other regulatory requirements could result in, among other things, warning letters, fines, consent decrees restricting or suspending the operations of our third-party manufacturers, delay of approvals for new products, injunctions, civil penalties, recall or seizure of products, total or partial suspension of sales and potential criminal prosecution. Any of these or other regulatory actions could materially adversely affect our business and financial condition.

We must obtain approval from the FDA for each pharmaceutical product that we market. The FDA approval process is typically lengthy and expensive, and approval is never certain. Our new products could take a significantly longer time than we expect to gain regulatory approval and may never gain approval. Even if the FDA or another regulatory agency approves a product, the approval may limit the indicated uses for a product, which may otherwise limit our ability to promote, sell and distribute a product.

We and our third-party manufacturers are subject to periodic inspection by the FDA to assure regulatory compliance regarding the manufacturing, distribution, and promotion of sterile pharmaceutical products. The FDA imposes stringent mandatory requirements on the manufacture and distribution of sterile pharmaceutical products to ensure their sterility. The FDA also regulates drug labeling, promotion and advertising of prescription drugs. A finding by a governmental agency or court that we are not in compliance the FDA requirements could have a material adverse effect on our business, financial condition and results of operations.

If the FDA changes its regulatory position, it could force us to delay or suspend indefinitely, the operations of our third-party manufacturers, distribution or sales of certain products. While we believe that all of our current pharmaceuticals are lawfully marketed in the U.S. and have received the requisite agency approvals for manufacture and sale, such marketing authority is subject to withdrawal by the FDA. In addition, modifications or enhancements of approved products are in many circumstances subject to additional FDA approvals which may or may not be granted and which may be subject to a lengthy application process.

We may implement product recalls and could be exposed to significant product liability claims; we may have to pay significant amounts to those harmed and may suffer from adverse publicity as a result.

The manufacturing and marketing of pharmaceuticals involves an inherent risk that our products may prove to be defective and cause a health risk. In that event, we may voluntarily implement a recall or market withdrawal or may be required to do so by a regulatory authority. In the case of a product recall, whether voluntary or mandated, we could experience significant costs, potential disruptions in the supply of our products to our customers, and adverse publicity, all of which could harm our ability to market our products.

Although we are not currently subject to any material product liability proceedings, we may incur material liabilities relating to product liability claims in the future. Even meritless claims could subject us to adverse publicity, hinder us from securing insurance coverage in the future and require us to incur significant legal fees and divert the attention of the key employees from running our business. Successful product liability claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

We currently have product liability insurance in the amount of $5,000,000 for aggregate annual claims with a $25,000 deductible per incident and a $125,000 aggregate annual deductible. However, there can be no assurance that such insurance coverage will be sufficient to fully cover potential claims. Additionally, there can be no assurance that adequate insurance coverage will be available in the future at acceptable costs, if at all, or that a product liability claim would not have a material adverse effect on our business, financial condition and results of operations.

The FDA may authorize sales of some prescription pharmaceuticals on an over-the-counter drug or a non-prescription basis, which would reduce the profitability of our prescription products.

From time to time, the FDA elects to permit sales of some pharmaceuticals currently sold on a prescription basis, without a prescription. FDA approval of the sale of our products without a prescription would reduce demand for our competing prescription products and, accordingly, reduce our profits. The FDA may also require us to stop selling our product as a prescription drug and obtain approval of the product for over-the-counter sale.

The pharmaceutical industry is highly competitive and changes in technology could render our products obsolete.

We face significant competition from other pharmaceutical companies, including major pharmaceutical companies with financial resources substantially greater than ours, in developing, acquiring, manufacturing and marketing pharmaceutical products. The selling prices of pharmaceutical products typically decline as competition increases. Further, other products now in use, under development or acquired by other pharmaceutical companies, may be more effective or offered at lower prices than our current or future products. The industry is characterized by rapid technological change that may render our products obsolete, and competitors may develop their products more rapidly than we can. Competitors may also be able to complete the regulatory process sooner, and therefore, may begin to market their products in advance of our products. We believe that competition in sales of our products is based primarily on price, service and technical capabilities.

Sales and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents for brand name products and related exclusivity periods expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products or as brand manufacturers launch generic versions of such products (for which no separate regulatory approval is required), market share, sales and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our sales and gross margins. Additionally, as new competitors enter the market, there may be increased pricing pressure on certain products, which would result in lower gross margins. There can be no assurance that we will be able to develop or acquire commercially attractive pharmaceutical products, additional competitors will not enter the market or competition from other pharmaceutical companies will not have a material adverse effect on our business, financial condition and results of operations.

Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

Our principal customers are wholesale drug distributors, retail drug store chains, hospitals and alternate site health care facilities. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions and the growth of large retail drug store chains. As a result, a small number of customers control a significant share of the market. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers.

We depend on a small number of national account customers, the loss of any of which could have a material adverse effect.

A small number of customers account for a large portion of the market’s generic drug purchases. For the fiscal year ended December 31, 2007, our three largest customers accounted for approximately 22.7%, 17.6% and 13.6% of net sales, respectively. The loss of one or more of these customers, together with a delay or inability to secure an alternative distribution source for end users, could have a material negative impact on our revenue and results of operations. A change in purchasing patterns, a decrease in inventory levels, an increase in returns of our products, delays in purchasing products and delays in payment for products by one or more customers also could have a material negative impact on our revenue and results of operations.

We will face uncertainty related to pricing and reimbursement and health care reform.

In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations and other health care-related organizations. Reimbursement by such payors is presently undergoing reform and there is significant uncertainty at this time how this will affect sales of certain pharmaceutical products.

Medicare, Medicaid and other governmental healthcare programs govern drug coverage and reimbursement levels in the U.S. Federal law requires all pharmaceutical manufacturers to rebate a percentage of their revenue arising from Medicaid-reimbursed drug sales to individual states. Our rebates to Medicare vary by state, and historically, we rebate about 1.5% of sales in state Medicare rebates. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of health care. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product developed in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services and litigation has been filed against a number of pharmaceutical companies in relation to these issues. Our products may not be considered cost effective or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an adequate return on our investment.

Other companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or prevent us from selling products.

Our success will depend in part on our ability to operate without infringing the patents and proprietary rights of third parties. The manufacture, use and sale of new products have been subject to substantial patent rights litigation in the pharmaceutical industry. These lawsuits generally relate to the validity and infringement of patents or proprietary rights of third parties. Infringement litigation is prevalent with respect to generic versions of products for which the patent covering the brand name product is expiring, particularly since many companies that market generic products focus their development efforts on products with expiring patents. Other pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover aspects of our products or our licensors’ products, product candidates or other technologies.

Future or existing patents issued to third parties may contain patent claims that conflict with our products. We expect to be subject to infringement claims from time to time in the ordinary course of business, and third parties could assert infringement claims against us in the future with respect to our current products or with respect to products that we may develop or license. Litigation or interference proceedings could force us to:

•	stop or delay selling, manufacturing or using products that incorporate or are made using the challenged intellectual property;
•	pay damages; or
•	enter into licensing or royalty agreements that may not be available on acceptable terms, if at all.

Any litigation or interference proceedings, regardless of their outcome, would likely delay the regulatory approval process, be costly and require significant time and attention of key management and technical personnel.

Any inability to protect intellectual property rights in the U.S. and foreign countries could limit our ability to facilitate the manufacture of, or to sell, our products.

The patent and proprietary rights position of competitors in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and is the subject of much litigation. We will rely on trade secrets, unpatented proprietary know-how, continuing technological innovation and, in some cases, patent protection to preserve a competitive position. Our patents and licensed patent rights may be challenged, invalidated, infringed or circumvented, and the rights granted in those patents may not provide proprietary protection or competitive advantages to us. We and our licensors may not be able to develop patentable products. Even if patent claims are allowed, the claims may not issue, or in the event of issuance, may not be sufficient to protect the technology owned by or licensed to us. Third party patents could reduce the coverage of the patent’s license, or that may be licensed to or owned by us. If patents containing competitive or conflicting claims are issued to third parties, we may be prevented from commercializing the products covered by such patents, or may be required to obtain or develop alternate technology. In addition, other parties may duplicate, design around or independently develop similar or alternative technologies. There can be no assurances that any patent applications or other proprietary rights, including licensed rights, relating to our potential products or processes will result in patents being issued or other proprietary rights secured, or that the resulting patents or proprietary rights, if any, will provide protection against competitors who successfully challenge our patents or proprietary rights, obtain patents or proprietary rights that may have an adverse effect on our ability to conduct business or are able to circumvent our patent or proprietary rights position.

It is possible that other parties have conducted or are conducting research and could make discoveries of pharmaceutical formulations or processes that would precede any discoveries made by us, which could prevent us from obtaining patent or other protection for these discoveries or marketing products developed therefrom. Consequently, there can be no assurance that others will not independently develop pharmaceutical products similar to or obsolescing those that we are planning to develop, or duplicate any of our products. Our inability to obtain patents for, or other proprietary rights in, our products and processes or the ability of competitors to circumvent or obsolete our patents or proprietary rights could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to prevent third parties from infringing or using our intellectual property, and the parties from whom we may license intellectual property may not be able to prevent third parties from infringing or using the licensed intellectual property. We generally will control and limit access to, and the distribution of, our product documentation and other proprietary information. Despite efforts to protect this proprietary information, however, unauthorized parties may obtain and use information that we may regard as proprietary. Other parties may independently develop similar know-how or may even obtain access to these technologies.

The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the U.S., and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries.

The U.S. Patent and Trademark Office and the courts have not established a consistent policy regarding the breadth of claims allowed in pharmaceutical patents. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and the risk of infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights.

We may need to change our business practices to comply with changes to, or may be subject to charges under, the fraud and abuse laws.

We will be subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback, marketing and pricing laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs such as Medicare and Medicaid. We may have to change our business practices, or existing business practices could be challenged as unlawful due to changes in laws, regulations or rules or due to administrative or judicial findings, which could materially adversely affect our business.

We may become subject to federal false claims or other similar litigation brought by private individuals and the government.

The Federal False Claims Act allows persons meeting specified requirements to bring suit alleging false or fraudulent Medicare or Medicaid claims and to share in any amounts paid to the government in fines or settlement. These suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that a health care company will have to defend a false claim action, pay fines and/or be excluded from Medicare and Medicaid programs. Federal false claims litigation can lead to civil monetary penalties, criminal fines and imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded health programs. Other alternate theories of liability may also be available to private parties seeking redress for such claims. A number of parties have brought claims against numerous pharmaceutical manufacturers, and there can be no assurance that such claims will not be brought against us, or if they are brought, that such claims might not be successful.

Risks Related to FineTech Pharmaceutical

The principal research and development and manufacturing facilities of FineTech Pharmaceutical, our wholly-owned subsidiary, are located in Israel and the unstable military and political conditions of Israel may cause interruption or suspension of our business operations without warning.

FineTech Pharmaceutical’s principal research and development and manufacturing facilities are located in Haifa, Israel. As a result, FineTech Pharmaceutical is directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and, since September 2000, involving the Palestinian population, and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel and companies based in Israel. Acts of random terrorism periodically occur which could affect our operations or personnel. In addition, Israeli-based companies and companies doing business with Israel, have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries since Israel’s establishment. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. Also, since the end of September 2000, there has been a marked increase in the level of terrorism in Israel, which has significantly damaged both the Israeli economy and levels of foreign and local investment. Furthermore, certain of FineTech Pharmaceutical’s officers and employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time.

We have significant international operations, including in Israel, which may be adversely affected by acts of terrorism, major hostilities or adverse legislation or litigation.

Significant portions of FineTech Pharmaceutical’s operations are conducted outside of the United States, and FineTech Pharmaceutical imports a substantial number of products into the United States. FineTech Pharmaceutical may, therefore, be directly affected and denied access to our customers by a closure of the borders of the United States for any reason or as a result of other economic, political and military conditions in the countries in which FineTech Pharmaceutical’s businesses are located. FineTech Pharmaceutical may also be affected by currency exchange rate fluctuations and the exchange control regulations of such countries or other political crises or disturbances, which impede access to FineTech Pharmaceutical’s suppliers.

FineTech Pharmaceutical’s executive offices and manufacturing facilities are located in Israel. FineTech Pharmaceutical’s Israeli operations are dependent upon materials imported from outside of Israel. We also export significant amounts of products from Israel. Accordingly, FineTech Pharmaceutical’s operations could be materially and adversely affected by acts of terrorism or if major hostilities should occur in the Middle East or trade between Israel and its present trading partners should be curtailed, including as a result of acts of terrorism in the United States or elsewhere. Any such effects may not be covered by insurance.

FineTech Pharmaceutical is subject to legislation in Israel, primarily relating to patents and data exclusivity provisions, that may prevent FineTech Pharmaceutical from exporting Israeli-manufactured products in a timely fashion. Additionally, the existence of third-party patents in Israel, with the attendant risk of litigation, may cause FineTech Pharmaceutical to move production outside of Israel or otherwise adversely affect FineTech Pharmaceutical’s ability to export certain products from Israel.

Because some of FineTech Pharmaceutical’s officers are located in non-U.S. jurisdictions, there may be no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against its officers, experts and agents.

Most of FineTech Pharmaceutical’s officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult to enforce within the United States any judgments obtained against FineTech Pharmaceutical’s officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

FineTech Pharmaceutical’s failure to comply with applicable environmental laws and regulations worldwide could adversely impact FineTech Pharmaceutical’s business and results of operations.

FineTech Pharmaceutical is subject to laws and regulations concerning the environment, safety matters, regulation of chemicals and product safety in the countries where FineTech Pharmaceutical manufactures and sells its products or otherwise operates its business. These requirements include regulation of the handling, manufacture, transportation, use and disposal of materials, including the discharge of pollutants into the environment. In the normal course of FineTech Pharmaceutical’s business, FineTech Pharmaceutical is exposed to risks relating to possible releases of hazardous substances into the environment that could cause environmental or property damage or personal injuries, and that could require remediation of contaminated soil and groundwater. Under certain laws, FineTech Pharmaceutical may be required to remediate contamination at certain of FineTech Pharmaceutical’s properties regardless of whether the contamination was caused by FineTech Pharmaceutical, or by previous occupants of the property.

In recent years, the operations of all companies have become subject to increasingly stringent legislation and regulation related to occupational safety and health, product registration and environmental protection. Such legislation and regulations are complex and constantly changing, and FineTech Pharmaceutical cannot assure you that future changes in laws or regulations would not require it to install additional controls for certain of FineTech Pharmaceutical’s emission sources, to undertake changes in its manufacturing processes or to remediate soil or groundwater contamination at facilities where such clean-up is not currently required.

Risks Relating to the Market for our Common Stock

We may issue additional shares of our common stock upon the redemption of the Convertible Note or for our failure to meet certain performance targets, which could result in our existing stockholders experiencing dilution.

The Convertible Note allows us, so long as there is not an event of default, to redeem up to 100% of the Note. However, should we redeem more than 50% of the Convertible Note, our outstanding Series B warrant will become exercisable at $1.1262 per share for 4,661,694 shares if the Convertible Note is redeemed in full, or such less number of shares, as adjusted pro rata depending on how much of the Convertible Note is redeemed. In addition, should we fail to meet certain earnings targets commencing in the first fiscal quarter of 2008 and more than 50% of the Convertible Note has not yet been redeemed, the conversion price of the Convertible Note will be reset to the lower of (i) the then current conversion price or (ii) 85% of the average market price of our common stock at such time. Each of these scenarios could lead to us issuing substantially more shares of our common stock to the noteholder at discounted prices, which will lead to greater dilution of existing stockholders’ percentage of ownership and voting power.

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. These requirements are extensive. The Securities Exchange Act of 1934, as amended, requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act of 2002 requires that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

There is currently a limited trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

There is currently a limited trading market for our common stock. We cannot predict how liquid the market for our common stock might become. Our common stock is currently approved for quotation on the OTC Bulletin Board. We anticipate listing our common stock as soon as practicable on either the American Stock Exchange, the NASDAQ Stock Market or a different national or other securities exchange, assuming that we can satisfy the initial listing standards for such. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock be otherwise rejected for listing and remain on the OTC Bulletin Board or be suspended from the OTC Bulletin Board, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

In addition, the price at which our common stock may be sold is very unpredictable because there are very few trades in our common stock. Because our common stock is so thinly traded, a large block of shares traded can lead to a dramatic fluctuation in the share price.

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our next annual report, management’s assessment of the effectiveness of our internal control over financial reporting. Furthermore, beginning with the fiscal year ending on December 31, 2008, our independent registered public accounting firm will be required to attest to whether management’s assessment of the effectiveness of internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting. If we fail to timely complete the development of our internal controls and management is unable to make this assessment, or, once required, if the independent registered public accounting firm cannot timely attest to this assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control and the reliability of our financial statements, which ultimately could negatively impact our stock price.

Any future acquisitions and other material changes in our operations likely will require us to expand and possibly revise our disclosure controls and procedures, internal controls and related corporate governance policies. In addition, the new and changed laws and regulations are subject to varying interpretations in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If our efforts to comply with new or changed laws and regulations differ from the conduct intended by regulatory or governing bodies due to ambiguities or varying interpretations of the law, we could be subject to regulatory sanctions, our reputation may be harmed and our stock price may be adversely affected.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2008 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect its reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way it conducts business.

Our officers and directors own a substantial amount of our common stock and, therefore, exercise significant control over our corporate governance and affairs, which may result in their taking actions with which you do not agree.

Our executive officers and directors, and entities affiliated with them, beneficially own approximately 33% of our outstanding common stock. These stockholders, if they act together, may be able to exercise substantial influence over the outcome of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which you do not agree. This concentration of ownership may also have the effect of delaying or preventing a change in control, which might be in your best interest, but which might negatively affect the market price of our common stock.

Significant quarterly fluctuation of our results of operations which may increase the volatility of our stock price.

Our results of operations may vary from quarter to quarter due to a variety of factors including, but not limited to, the timing of the development and marketing of new pharmaceutical products, the failure to develop such products, delays in obtaining government approvals, including FDA approval of applications for our products, expenditures to comply with governmental requirements for manufacturing facilities, expenditures incurred to acquire and promote pharmaceutical products, changes in our customer base, a customer’s termination of a substantial account, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, the introduction of new products or technological innovations by our competitors, loss of key personnel, changes in the mix of products sold by us, changes in sales and marketing expenditures, competitive pricing pressures, expenditures incurred to pursue or contest pending or threatened legal action and our ability to meet our financial covenants. There can be no assurance that we will be successful in avoiding losses in any future period. Such fluctuations may result in volatility in the price of our common stock.

Our stock price may be volatile in response to market and other factors, which may limit our ability to raise capital in the future or cause investment losses for our stockholders.

The market price for our stock may continue to be, volatile and subject to price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

•	the concentration of the ownership of our shares by a limited number of affiliated stockholders may limit interest in our securities;
•	variations in quarterly operating results from the expectations of securities analysts or investors;
•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;
•	announcements of technological innovations or new products or services by us or our competitors;
•	reductions in the market share of our products;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	general technological, market or economic trends;
•	investor perception of our industry or prospects;
•	insider selling or buying;

•	sales of large blocks of our stock;
•	investors entering into short sale contracts;
•	regulatory developments affecting our industry in general or us or our products in particular;
•	additions or departures of key personnel;
•	major catastrophic events;
•	failure of our common stock to be quoted on the OTC Bulletin Board or listed on the NASDAQ Capital Market, American Stock Exchange, or other national securities market or exchange;
•	changes in accounting principles; and
•	discussion of us or our stock price by the financial and scientific press and in online investor communities.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Our certificate of incorporation allows for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

If we issue additional shares of stock, such issuances can dilute the tangible net book value of shares of our outstanding stock.

We may issue shares of stock at a purchase price that is substantially lower than the market price of shares of our common stock, without stockholder approval. If we issue such shares of stock, then the tangible net book value of shares of our outstanding stock will be diluted.

“Penny stock” rules may make buying or selling our common stock difficult.

Trading in our common stock is subject to the “penny stock” rules. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $4.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

Exercise of warrants and the conversion of debt may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise or conversion of any warrants, options, convertible debt, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of March 17, 2008, holders of our outstanding options and warrants would receive 48,823,434 shares of our common stock at a weighted average exercise price of $0.91 per share and the holder of our outstanding Convertible Note would receive 9,323,388 shares of our common stock at a conversion price of $1.1262 per share. The amount of such dilution that may result from the exercise or conversion of the foregoing, however, cannot currently be determined as it would depend on the difference between our common stock price and the price at which such convertible securities were exercised or converted at the time of such exercise or conversion. Any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common shareholders.

Item 2.	Description of Property.

We have leased our corporate headquarters and administrative offices located at 1404 N. Main Street, Suite 200, Meridian, Idaho since 2003. We currently lease approximately 6,000 square feet at a monthly base rental of approximately $9,800, which lease expires in April 2008. Upon expiration of the lease, we currently intend to continue to lease such facilities on a month-to-month basis while our new facilities are under construction.

We store and ship finished goods to all 50 states from a 48,000 square foot warehouse and distribution facility located in Mountain Home, Idaho. We lease such space on a month-to-month basis for $2,500 per month.

We are in the process of building a new corporate facility located in Nampa, Idaho that will house our new office headquarters, product development laboratories and finished goods warehouse. In the future, we hope to expand such facilities to add sterile liquids manufacturing capabilities, which we currently do not have, and capacity for pipeline and future sterile liquids dose products. We currently expect our new facility to be completed by September 2008.

We believe that our current combined space, along with the planned space expansion, is adequate to accommodate our office, manufacturing, and warehousing needs for the foreseeable future. We currently do not need sterile liquid dose products manufacturing capabilities, but we believe such capabilities would add important strategic value to our business, providing us with greater control over our sterile liquid dose products, allowing us to perform our product development internally with greater control and less cost, enabling us to pursue a broader ANDA filing program for sterile liquid dose products, and providing us with manufacturing cost strength to our sterile liquid dose product pipeline and product portfolio.

Item 3.	Legal Proceedings.

There are no pending, and we are not aware of any threatened, legal proceedings against us.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended 2007 through the solicitation of proxies or otherwise.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the OTC Bulletin Board from July 23, 2007 through November 7, 2007 under the symbol SOUT.OB and since November 8, 2007, our common stock has been quoted on the OTC Bulletin Board under the symbol "RXEI.OB”. Prior to July 23, 2007, there was no active market for our common stock. According to the record of our transfer agent, as of March 17, 2008, there were approximately 300 holders of record of our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	High	Low
Fiscal 2007
Third Quarter (from July 23, 2007)	$1.79	$0.70
Fourth Quarter	$1.14	$0.70

Fiscal 2008
First Quarter (through March 17, 2008)	$0.89	$0.25

The last reported sales price of our common stock on the OTC Bulletin Board on March 17, 2008 was $0.32 per share.

Dividends

We have not declared nor paid any cash dividend on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that our board of directors considers significant.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007, with respect to the shares of common stock that may be issued under the 2007 Incentive Stock Plan, our existing equity compensation plan:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	5,003,313	$0.95	9,870,570

Total	5,003,313	$0.95	9,870,570

Recent Sales of Unregistered Securities

During the period covered by this annual report, we have not issued any unregistered securities which have not been previously reported.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report for our fiscal year ended December 31, 2007.

Overview

We develop and market generic prescription drug products in specialty generic markets in the areas of anesthesia, sterile liquid dose drugs (which includes ophthalmic and sterile inhalation respiratory products and injectible drugs) and APIs.

We were formed as a Delaware limited liability company in November 2001 for the purpose of providing customized computing and communications services and solutions for small to medium-sized businesses. On August 24, 2005, we were converted into a Delaware corporation and changed our name from Southridge Technology Group, LLC to Southridge Technology Group, Inc. On July 13, 2007, we completed a reverse merger, pursuant to which a wholly-owned subsidiary of ours merged with and into a privately held Delaware corporation engaged in the development and marketing of generic pharmaceuticals, RxElite Holdings Inc., with the private company being the surviving company. In connection with the reverse merger, we discontinued our former business and succeeded to the business of RxElite Holdings Inc. as our sole line of business. For financial reporting purposes, RxElite Holdings Inc., and not us, is considered the accounting acquiror. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of RxElite Holdings Inc. and do not include our historical financial results. Our July 13, 2007 merger is being accounted for as a reverse acquisition and recapitalization of RxElite Holdings Inc. for financial accounting purposes. Consequently, the assets and liabilities and the historical operations reflected in the financial statements prior to the merger are those of RxElite Holdings Inc. and recorded at the historical cost basis of RxElite Holdings, and the consolidated financial statements after completion of the merger includes our assets and liabilities and the assets and liabilities of RxElite Holdings Inc., historical operations of RxElite Holdings Inc. and our operations from the closing date of the merger.

On October 29, 2007, we amended our certificate of incorporation to change our name to “RxElite, Inc.” from “Southridge Technology Group, Inc.” and to increase the number of shares of authorized capital stock to 201,000,000, divided into two classes: 200,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. Prior to the amendment, the number of shares of authorized capital stock was 99,000,000, divided into two classes: 98,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share.

On December 31, 2007, we entered into a securities purchase agreement with the selling stockholder, pursuant to which we sold 5,594,033 shares of our common stock, a 9.50% senior secured redeemable convertible note in the principal amount of $10,500,000 (“Convertible Note”) a Series A warrant to purchase up to 13,985,083 shares of our common stock (“Series A Warrant”) and a Series B warrant to purchase up to 4,661,694 shares of our common stock (“Series B Warrant”, and together with the Series A Warrant, “Warrants”) for aggregate gross proceeds of $10,500,000 (“Securities Purchase Agreement”). To secure our obligations under the Convertible Note, we granted the selling stockholder a first priority perfected security interest in all of our assets and properties, together with all of the assets and properties of RxElite Holdings Inc., including the stock of RxElite Holdings Inc. On January 18, 2008, we entered into a letter agreement with the selling stockholder, pursuant to which we amended certain terms of the Convertible Note, the Series A Warrant and the Series B Warrant.

On January 4, 2008, our wholly owned subsidiary, FineTech Pharmaceutical Ltd. (formerly known as RxElite Israel Ltd.), a company organized under the laws of the State of Israel (“FineTech Pharmaceutical”), entered into an asset purchase agreement to acquire substantially all of the assets of FineTech Laboratories, Ltd., a company organized under the laws of the State of Israel (“FineTech”), for an aggregate purchase price of $6,200,000 (“FineTech Acquisition”). In connection with the FineTech Acquisition, Dr. Arie Gutman, the sole owner of FineTech and currently the president of FineTech Pharmaceutical and a director of our company, agreed not to engage in certain activities that would be competitive with our or FineTech Pharmaceutical’s business and to assign the right to receive royalties with respect to the sale of certain pharmaceutical products to us. On January 22, 2008 we issued 18,632,383 shares of our common stock to Dr. Gutman in consideration for his non-competition undertaking and assignment of royalty rights.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.

Sales

Sales decreased by $11,359,538 from $14,171,134 for the twelve months ended December 31, 2006 to $2,811,596 for the twelve months ended December 31, 2007. This decrease over the twelve months reflects the divestiture of two product lines, Albuterol 0.083% and Ipratropium 0.02%, to Nephron Pharmaceuticals Corporation on August 18, 2006. Over 99% of our sales came from customers in the U.S. We realized a higher gross margin on sales, however, in 2007 after the divestiture of the product lines.

For the first quarter of 2006, over 90% of our sales came from our Albuterol 0.083% and Ipratropium 0.02% product lines. Since August 18, 2006, our anesthesia gas product line accounted for over 99% of our sales.

Cost of Goods Sold

Cost of goods sold decreased by $11,202,776 from $13,870,372 for the twelve months ended December 31, 2006 to $2,667,596 for the twelve months ended December 31, 2007. Cost of goods sold as a percentage of sales decreased from approximately 98% for the twelve months ended December 31, 2006 to approximately 95% for the twelve months ended December 31, 2007. The increase in the cost of goods sold as a percentage of sales was a result of a transition in product mix.

Gross Profit

Gross profit decreased by $156,762 from $300,762 for the twelve months ended December 31, 2006 to $144,000 for the twelve months ended December 31, 2007. Gross profit as a percentage of sales decreased for the twelve months ended December 31, 2007 resulting from a transition in product mix.

Operating Expenses

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.

Selling Expense (Sales & Marketing)

Sales and marketing expense increased by $2,407,063 from $1,056,845 for the twelve months ended December 31, 2006 to $3,463,908 for the twelve months ended December 31, 2007. This growth in sales and marketing expenses was driven by the expansion of our sales organization and expenses related to preparation for product launches in future periods, including the launch of Sevoflurane that took place in May 2007.

Product Purchase Agreements

We incurred a $4,400,000 non-cash expense in the second quarter of 2007 related to the issuance of common stock to our trade partner, Minrad, and to International Capital Advisory Inc. (“ICA”) for royalties related to Minrad products sold by us. Minrad owns the ANDAs and manufactures three of our products: Sevoflurane, Isoflurane, and Enflurane. As part of an agreement for Minrad to extend 180-day payment terms to us for two years, we agreed to issue a total of 7,333,333 shares of our common stock to Minrad and ICA.

Salaries, Wages and Benefits

Salaries, wages and benefits increased $2,669,090 from $1,110,753 for the twelve months ended December 31, 2006 to $3,779,843 for the twelve months ended December 31, 2007. This increase was due primarily to the launch of Sevoflourane in 2007. This increase was partially offset due to a total of $202,126 in non-cash, stock-based compensation expense recorded in the twelve months ended December 31, 2006 related to the modification of terms of common stock warrants and the issuance of shares of our common stock to employees. There was no similar expense during the twelve months ended December 31, 2007.

Research and Product Development

Research and development, or product development expenses increased by $2,643,415 from $502,580 for the twelve months ended December 31, 2006 to $3,145,995 for the twelve months ended December 31, 2007. We have a pipeline of 11 ANDAs in various stages of development and currently anticipate making filings in 2008 and each year thereafter.

General and Administrative

General and administrative expenses increased by $73,628 from $1,764,597 for the twelve months ended December 31, 2006 to $1,838,225 for the twelve months ended December 31, 2007. These increases were driven by the increase in new employee costs related to the launch of generic Sevoflurane, along with professional fees and expenses related to our merger and equity funding.

Depreciation and Amortization

Depreciation and amortization expense increased $103,275 from $91,126 for the twelve months ended December 31, 2006 to $194,401 for the twelve months ended December 31, 2007. In addition, for the year ended December 31, 2007, there was $239,964 of depreciation expense included in cost of goods sold compared to $0 for the year ended December 31, 2006. The increase was due to the increase in property and equipment during 2007 from $465,649 at December 31, 2006 to $2,433,552 at December 31, 2007.

Other Income (Expenses)

The loss on debt restructure in the three months ended December 31, 2007 consisted of payments made to debt holders in accordance with early repayment terms in the related note agreements. The loss on debt restructure for the twelve months ended December 31, 2007 included these payments plus an amount resulting from our agreement with a shareholder to convert a portion of a loan to shares of our common stock and a portion of a loan to be paid in cash.

For the twelve months ended December 31, 2006, we reported a gain on debt restructure described below. From 2002 through August 2006, we operated under a contract manufacturing, distribution and finance agreement with Nephron Pharmaceuticals Corporation, under which Nephron Pharmaceuticals Corporation manufactured Albuterol 0.083% and Ipratropium 0.02% for us to thereafter sell under our own label. Nephron Pharmaceuticals Corporation also provided extended credit terms to us. In August 2006, we mutually agreed to terminate our agreement. In order to continue to provide our former customers with an uninterrupted supply of Albuterol 0.083% and Ipratropium 0.02%, we worked together with Nephron Pharmaceuticals Corporation during the transition to establish direct sales to those customers by Nephron Pharmaceuticals Corporation. As to each such customer, Nephron Pharmaceuticals Corporation assumed any liability that we may have had for rebates of any type owed in relation to the service of those customers. In addition, Nephron Pharmaceuticals Corporation agreed to assume all chargeback balances specifically associated with servicing McKesson Corporation, Cardinal Health, Inc., AmerisourceBergen Corporation and Rochester Drug Cooperative, Inc. In exchange for the transition of our Albuterol 0.083% and Ipratropium 0.02% product lines to Nephron Pharmaceuticals Corporation, and the future value of the sales and gross margins Nephron Pharmaceuticals Corporation would receive from the direct sales of Albuterol 0.083% and Ipratropium 0.02% to our former customers, Nephron forgave all our then owed outstanding balances. The total value of this transaction resulted in a realized gain of $12,335,199 in the twelve months ended December 31, 2006.

Changes in the other income (expense) amounts not discussed above were not material to our operations.

Net Loss Available for Common Stock Holders

Net loss available for common stockholders increased by $24,691,106 from net income of $7,525,831 for the twelve months ended December 31, 2006 to a net loss of $17,165,275 for the twelve months ended December 31,2007. The increase in our net loss for the twelve months ended December 31, 2007 was attributed to the increase in our operating expenses in preparation for the launch of generic Sevoflurance, the significant increase in research and development expenses as we moved forward with our pipeline of ANDAs and the $4,400,000 non-cash expense related to the issuance of shares to Minrad International, Inc. for our product purchase agreements. In addition, net income for the twelve months ended December 31, 2006 included a gain on debt restructure of $12,335,199. Also contributing to our net loss were greater sales of higher margin products and further low gross margins, which were a result of a change in product mix.

Liquidity and Capital Resources

As of December 31, 2007, we had current assets of $18,530,280, including cash and equivalents of $10,113,584, accounts receivable of $960,140, inventory of $7,353,339 and other current assets of $94,272. As of December 31, 2007, we had current liabilities of $7,145,245, consisting primarily of accounts payable of $5,720,737. As a result, at December 31, 2007, we had net working capital of $11,385,035.  On January 4, 2008, we paid $6,200,000 of the current cash available for the purchase of assets acquired from FineTech.

Net cash used in operating activities was $13,366,194 and $3,679,005 for the twelve months ended December 31, 2007 and 2006, respectively.  The increase in net cash used in operating activities for the twelve months ended December 31, 2007 was due to the decrease in sales due to the divestiture of two product lines in anticipation of the launch of generic Sevoflurane, which received FDA approval on May 2, 2007. Also using cash in 2007 and in 2006 were increased levels of selling, research and development and general and administrative expenses, also discussed above. We also experienced a growth in our inventory balances during the 2007 due to increased inventory of generic Sevoflurane. Other assets increased during this twelve month period by $622,667 primarily due to increase in deposits on a building lease. We also reduced accounts payable by $514,760 during the twelve months ended December 31, 2007.  On January 4, 2008, we paid $6,200,000 of the current cash available for the purchase of assets acquired from FineTech.

Net cash used in investing activities was $1,847,239 and $300,302 for the twelve months ended December 31, 2007 and 2006, respectively.  Cash used in investing activities consisted of purchases of property and equipment, including new corporate office and warehouse facilities, and new furniture, computer equipment and software related to the implementation of new technology and the increase in number of employees needed to launch Sevoflurane.

We have funded our operating losses primarily from proceeds from the sale of our common stock and proceeds from the issuance of convertible debentures and notes payable to related parties.

Net cash provided by financing activities was $22,923,873 for the twelve months ended December 31, 2007, comprised of $15,714,161 from the sale of common stock subscribed as part of private placement stock offerings and $10,500,000 from proceeds of the Convertible Note, partially offset by net reductions in debt of $898,717, distributions to former preferred stockholders of $600,000, and the payment of stock issuance costs of $1,764,326. By comparison, net cash provided by financing activities was $4,751,966 for the twelve months ended December 31, 2006, comprised of $4,201,370 from the sale of common stock, and a net increase in debt of $1,147,000, partially offset by reductions of debt of $573,549.

On June 24, 2003, we issued a promissory note to William J. Marciniak, which was subsequently amended pursuant to a Letter Agreement, dated February 16, 2004. Following the closing of our reverse merger on July 13, 2007, this promissory note was cancelled in full in exchange for our payment of approximately $515,171 and the issuance of 429,310 shares of our common stock.

On July 13, 2007, immediately following the closing of our reverse merger, we raised $10,703,092 of equity capital and converted $1,899,273 of convertible debentures through the issuance of 21,003,959 units in a private placement, consisting of an aggregate of (i) 21,003,959 shares of our common stock and (ii) two-year warrants to purchase an aggregate of 10,501,976 shares of our common stock at an exercise price of $0.85 per share, at $0.60 per unit. These warrants became exercisable, and their two-year term began, upon stockholder approval of the amendment to our articles of incorporation to increase the number of authorized shares of our common stock on October 23, 2007.

On December 31, 2007, we issued the Convertible Note, certain terms of which were amended by letter agreement, dated January 18, 2008, in the aggregate principal amount of $10,500,000. The Convertible Note matures on December 31, 2009, which date may be extended at the option of the noteholder as described below. The entire outstanding principal balance and any outstanding fees or interest are due and payable in full on the maturity date. The Convertible Note bears interest at the rate of 9.50% per annum, which rate may be increased to 15% upon the occurrence of an event of default, as described below. Interest on the Convertible Note is payable quarterly beginning on April 1, 2008.

The maturity date with respect to all or any portion of the amounts due under the Convertible Note may be extended at the option of the noteholder (i) for so long as an event of default is continuing or for so long as an event is continuing that if not cured and with the passage of time would result in an event of default, (ii) in connection with a change of control, to a date within ten days after the change in control and (iii) for up to two years after the original maturity date.

Conversion

The Convertible Note is convertible at the option of the noteholder into shares of our common stock at an initial conversion price of $1.1262 per share, subject to adjustment for stock splits, combinations or similar events. The conversion price is also subject to a “full ratchet” anti-dilution adjustment which, in the event that we issue or are deemed to have issued certain securities at a price lower than the then applicable conversion price, immediately reduces the conversion price to equal the price at which we issued or are deemed to have issued common stock.

Should we fail to record consolidated EBITDA, as defined in the Convertible Note, of at least (i) $0.00 for the fiscal quarter ending March 31, 2008, (ii) $0.00 for the fiscal quarter ending June 30, 2008, (iii) $1,000,000 for the fiscal quarter ending September 30, 2008, (iv) $2,000,000 for the fiscal quarter ending December 31, 2008 and (v) $2,000,000 for each fiscal quarter thereafter, the conversion price shall be reset to the lower of (i) the then current conversion price or (ii) 85% of the average market price, as defined in the Note, of the common stock at such time. However, the conversion price will not be reset with respect to the fiscal quarter ending March 31, 2008 if we have redeemed at least 50% of the original principal amount of the Note before our earnings for such quarter are required to have been announced.

The Convertible Note contains certain limitations on conversion. For example, it provides that no conversion may be made if, after giving effect to the conversion, the noteholder would own in excess of 4.99% of the outstanding shares of our common stock. This percentage may, however, be raised or lowered to an amount not to exceed 9.99%, at the option of the noteholder, upon 61-days’ prior notice to us.

The Convertible Note imposes penalties on us for any failure to timely deliver any shares of our common stock issuable upon conversion.

Events of Default

The Convertible Note contains standard events of default, as well as the following:

•
The failure of any registration statement registering for resale the common stock issued on December 31, 2007, as well as the common stock underlying the Note and the Warrants issued on such day, to be declared effective by the Securities and Exchange Commission within 60 days after the date required by the registration rights agreement described below or the lapse or unavailability of such registration statement for more than 5 consecutive days or more than an aggregate of 20 days in any 365-day period, other than certain allowable grace periods.

•
The suspension from trading or failure of our common stock to be listed for trading on the OTC Bulletin Board or another eligible market for more than 5 consecutive trading days or more than an aggregate of 10 trading days in any 365-day period.

•	The failure to issue shares upon conversion of the Note for more than 10 business days after the relevant conversion date or a notice of our intention not to comply with a request for conversion.
•	The failure for 10 consecutive business days to have reserved for issuance the full number of shares issuable upon conversion in accordance to the terms of the Note.
•	The breach of any representation, warranty, covenant or term of any transaction documents with respect to the sale of the Note, or if such breach is curable, if not cured within 10 business days.
•
The invalidity of any material provision of the documents perfecting the noteholder’s security interest in our assets or if the enforceability or validity of any material provision of such security documents are contested by us.

•	The failure of the security documents to perfect or maintain the noteholder’s first priority security interest.
•
The failure by us to record consolidated EBITDA, as defined in the Note, of at least (i) ($1,500,000) for the fiscal quarter ending March 31, 2008, (ii) ($1,000,000) for the fiscal quarter ending June 30, 2008, (iii) $450,000 for the fiscal quarter ending September 30, 2008, (iv) $1,000,000 for the fiscal quarter ending December 31, 2008 and (v) $1,000,000 for each fiscal quarter thereafter.

If there is an event of default, the noteholder may force us to redeem all or any portion of the Convertible Note, at the greater of (i) up to 125% of the sum of the outstanding principal, interest and late fees, depending on the nature of the default or (ii) the product of (a) the number of shares into which the Note, including all principal, interest and late fees, may be converted and (b) the product of (1) 150% and (2) the highest closing sale price of our common stock beginning on the date immediately preceding the event of default and ending on the date the noteholder delivers its redemption notice for such event of default.

Fundamental Transactions

The Convertible Note prohibits us from entering into certain transactions involving a change of control, unless the successor entity is a public company and it assumes in writing all of our obligations under the Note and the other transaction documents.

In the event of such a transaction, the noteholder has the right to force redemption of the Convertible Note, at the greater of (i) 150% of the sum of the amount of principal, interest and late fees to be redeemed and (ii) the product of (x) 150% and (y) the product of (1) the sum of the amount of principal, interest and late fees to be redeemed and (2) the quotient determined by dividing (A) the value of the consideration paid per share of common stock in the change of control transaction by (B) the conversion price.

Redemption

At any time on or after September 30, 2008, the noteholder may require us to redeem up to 50% of the original principal amount of the Convertible Note at a price equal to 120% of the amount of principal to be redeemed plus all accrued but unpaid interest and late fees.

At any time, provided there is not an event of default, we may redeem (i) the first 50% of the Convertible Note for 120% of the sum of the amount of principal, interest and late fees to be redeemed and (ii) the remaining 50% of the Note for the sum of (A) 100% of the sum of the amount of principal, interest and late fees to be redeemed and (B) the amount of interest that, but for such redemption, would have been paid to the noteholder from the issuance date through the maturity date of the Note.

Covenants

The Convertible Note contains standard covenants, as well as the following:

•	The Note will rank senior to all other indebtedness.
•	We will at all times reserve a number of shares equal to 130% of the number of shares of our common stock issuable upon conversion of the Note.
•	We will not incur other indebtedness, except for certain permitted indebtedness.
•	We will not incur any liens, except for certain permitted liens.
•
We will not, directly or indirectly, redeem or repay all or any portion of any permitted indebtedness if at the time such payment is due or is made or, after giving effect to such payment, an event constituting, or that with the passage of time and without being cured would constitute, an event of default has occurred and is continuing.

•
Except for the redemption of 350,000 shares of our common stock within 50 days following December 31, 2008 at a purchase price of $4.00 per share, we will not redeem, repurchase or pay any dividend or distribution on our common stock or any other capital stock.

•
From and after December 31, 2008, we will maintain a consolidated total debt to consolidated EBITDA ratio, each as defined in the Note, equal to or less than (i) 3.5 for the fiscal quarter ending December 31, 2007, (ii) 3.5 for the fiscal quarter ending March 31, 2008, (iii) 3.5 for the fiscal quarter ending June 30, 2008, (iv) 3.5 for the fiscal quarter ending September 30, 2008, (v) 3.0 for the fiscal quarter ending December 31, 2008 and (v) 3.0 for each fiscal quarter thereafter.

Participation Rights

Any holder of the Convertible Note is entitled to receive any dividends paid or distributions made to the holders of our common stock on an “as if converted” to common stock basis.

Purchase Rights

If we issue options, convertible securities, warrants or similar securities to holders of our common stock, any holder of the Convertible Note will have the right to acquire the same as if it had converted the Note.

Amendment of Convertible Note

On January 18, 2008, we entered into a letter agreement with the selling stockholder, pursuant to which we amended certain terms of the Convertible Note and the Series A Warrant and Series B issued by us to the selling stockholder on December 31, 2007. Pursuant to the letter agreement, the Consolidated EBITDA (as defined in the Convertible Note) thresholds contained in the Convertible Note for the fiscal quarter ending March 31, 2008 were lowered by $500,000 and the value of up to 1,000,000 shares of common stock that may be issued to consultants during the fiscal quarter ending March 31, 2008 was added to our Consolidated EBITDA for such fiscal quarter. In addition, the definition of “Excluded Securities” with respect to anti-dilution price protection in both the Convertible Note and the Series A Warrant and Series B Warrant was expanded to include the issuance of up to 1,000,000 shares of common stock that may be issued to consultants during the fiscal quarter ending March 31, 2008.

Going Concern Uncertainty

Our financial statements have been prepared assuming that we will continue as a going concern. We have incurred losses since inception and may continue to incur losses for the foreseeable future. As a result, the report of our independent registered public accounting firm on our audited financial statements for the years ended December 31, 2007 and 2006 contains a paragraph regarding the uncertainty of us continuing as a going concern. Our business plan anticipates that our near future activities will be funded from the issuance of additional equity and funds provided by ongoing operations.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. We concluded that there was no need for a reserve for slow moving and obsolete inventory at December 31, 2007 or at December 31, 2006.

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

Earnings Per Share. We have adopted the provisions of Statement of Financial Accounting Standard (“FAS”) No. 128, “Earnings Per Share.” Basic earnings or loss per share is computed by dividing income or loss (numerator) applicable to common stockholders by the weighted number of common shares outstanding (denominator) for the period. Diluted earnings per share assumes the exercise or conversion of all dilutive securities.

Share Based Payments. We use the Black-Scholes valuation model to estimate the fair value of our stock options and warrants. The model requires various judgment in assumptions including estimated stock price volatility, forfeiture rates and expected life. Prior to our reverse merger on July 13, 2007, we were privately held and did not have an internal or external market for our shares and therefore we did not have sufficient information available to support an estimate of our stock’s expected volatility and share prices. In accordance with FAS 123(R), we identified a similar public entity for which sufficient share price information was available and used that information for estimating our expected volatility. Our calculations of the fair market value of each stock-based award that was granted, modified or calculated used the following assumptions:

	Year Ended December 31, 2007	Year Ended December 31, 2006

Risk-free interest rate	4.93%	4.75%
Expected life in years	8.87	0 to 2
Dividend yield	0	0
Expected volatility	74.70%	46.137%

Research and Development Costs. All costs related to research and development are expensed as incurred. These costs include labor and other operating expenses related to product development, as well as costs to obtain regulatory approval.

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

Off-Balance Sheet Arrangements. We do not have any off-balance sheets arrangements as of December 31, 2007.

Recent Accounting Pronouncements

In September 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” Under EITF 05-8, the issuance of convertible debt with a beneficial conversion feature results in a temporary difference for purposes of applying Statement 109. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to paid-in capital. EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” require that the non-detachable conversion feature of a convertible debt security be accounted for separately if it is a beneficial conversion feature. A beneficial conversion feature is recognized and measured by allocating to additional paid-in capital a portion of the proceeds equal to the conversion feature’s intrinsic value. A discount on the convertible debt is recognized for the amount that is allocated to additional paid-in capital. The debt discount is accreted from the date of issuance to the stated redemption date of the convertible instrument or through the earliest conversion date if the instrument does not have a stated redemption date. The U.S. Federal Income Tax Code includes the entire amount of proceeds received at issuance as the tax basis of the convertible debt security. The EITF 05-8 Consensus should be applied retrospectively to all instruments with a beneficial conversion feature accounted for under EITF 98-5 and EITF 00-27 for periods beginning after December 15, 2005. The adoption of EITF 05-8 did not have a material impact on our financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “ Accounting Changes” and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 retained accounting guidance related to changes in estimates, changes in a reporting entity and error corrections. However, changes in accounting principles must be accounted for retrospectively by modifying the financial statements of prior periods unless it is impracticable to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “ Share-Based Payment” (“SFAS No. 123R”), which revises and replaces SFAS No. 123, “Accounting for Stock-Based Payments” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value based method and the recording of such expense in its statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The provisions for SFAS No. 123R are effective for the first interim or annual reporting period beginning after June 15, 2005. We have adopted SFAS No. 123R effective January 1, 2006. The adoption of SFAS 123R impacted our financial position in 2006 by reducing Net Income by approximately $1 million.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective January 1, 2007. We adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 were applied to all tax positions upon initial adoption of this standard. There was no financial statement impact of adopting FIN 48.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No. 141, “Business Combinations” and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement establishes principles and requirements for how the acquirer: a. recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b. recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c. determines what information to disclose to enable users of the financials statements to evaluate the nature and financial effects of the business combination. This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The future application of this pronouncement may have a material effect on our financial condition and results of operations.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007). This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The future application of this pronouncement may have a material effect on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. We adopted SFAS No. 158 on December 31, 2007, and do not believe the adoption of the new accounting standard will result in a material impact on our consolidated financial statements since we currently do not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another U.S. GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This statement amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125”, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. We adopted this standard on January 1, 2007, with no impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, or SFAS 155. This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. We adopted this standard on January 1, 2007, with no impact on our consolidated financial statements.

In June 2006, the FASB ratified EITF, No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF No. 06-3 requires that, for interim and annual reporting periods beginning after December 15, 2006, companies disclose their policy related to the presentation of sales taxes and similar assessments related to their revenue transactions. We present revenue net of sales taxes and any similar assessments. EITF No. 06-3 had no effect on our financial position and results of operations.

EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”, was issued in June 2007. The EITF reached a consensus that nonrefundable payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered and the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If the entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 (our fiscal year beginning January 1, 2008) and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to report the effects of applying this pronouncement prospectively for new contracts entered into on or after the effective date of this pronouncement. The future application of this pronouncement may have a material effect on our financial condition and results of operations.

Item 7.	Financial Statements.

See our financial statements beginning on page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As noted below, we were unable to conclude that our disclosure controls and procedures are effective, as of the end of the period covered by this report (December 31, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. We believe that we will have effective internal controls to meet this requirement prior to the filing of our annual reoprt for the year ended December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As a result of a recent merger, change in management and other factors, we did not have a reasonable period of time to design, implement and test compliance of our internal control over financial reporting. As a result, this annual report does include an assessment by our management of our internal control over financial reporting as of December 31, 2007, as noted above.

We are committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We are in the process of designing such internal controls and procedures over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The information required by this item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 10.	Executive Compensation.

The information required by this item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Item 13.	Exhibits.

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of July 13, 2007, by and among Southridge Technology Group, Inc., RxElite Holdings Inc., and RxElite Acquisition Corp.

3.1(2)	Certificate of Incorporation of Southridge Technology Group, Inc.

3.2(8)	Amended and Restated Bylaws of Southridge Technology Group, Inc.

3.3(9)	First Amendment to Amended and Restated Bylaws

10.1(6)	Letter Agreement, dated January 18, 2008, between RxElite, Inc. and Castlerigg Master Investments Ltd.

10.2(3)	Securities Purchase Agreement, dated as of December 31, 2007, between RxElite, Inc. and Castlerigg Master Investments Ltd.

10.3(3)	Registration Rights Agreement, dated as of December 31, 2007, between RxElite, Inc. and Castlerigg Master Investments Ltd.

10.4(3)	Senior Secured Convertible Note, dated December 31, 2007.

10.5(3)	Series A Warrant, dated December 31, 2007.

10.6(3)	Series B Warrant, dated December 31, 2007.

10.7(3)	Security Agreement, dated as of December 31, 2007, by and among RxElite, Inc., RxElite Holdings, Inc. and Castlerigg Master Investments Ltd.

10.8(3)	Pledge Agreement, dated as of December 31, 2007, by and between RxElite, Inc. and Castlerigg Master Investments Ltd.

10.9(4)	Asset Purchase Agreement, dated as of January 4, 2008, by and between RxElite Israel Ltd. and FineTech Laboratories, Ltd.

10.10(4)	Assignment & Non-Competition Agreement, dated as of January 4, 2008, by and between RxElite, Inc. and Dr. Arie Gutman

10.11(4)	Registration Rights Agreement, dated as of January 4, 2008, by and between RxElite, Inc. and Dr. Arie Gutman

10.12(4)	Employment Agreement, dated as of January 4, 2008, by and between RxElite, Inc. and Dr. Arie Gutman

10.13(5)	Departure Agreement and General Release, dated as of January 16, 2008, by and between RxElite, Inc. and Daniel Chen

10.14(5)	Employment Agreement, dated as of January 11, 2008, by and between RxElite, Inc. and Shannon Stith

10.15(7)	Employment Agreement, dated as of January 21, 2008, by and between RxElite Holdings Inc. and Rick Schindewolf

10.16(1)	Second Amended and Restated Employment Agreement, made as of November 27, 2006, between RxElite Holdings Inc. and Jonathan Houssian

10.17(1)	Second Amended and Restated Employment Agreement, made as of November 27, 2006, between RxElite Holdings Inc. and Earl Sullivan

10.18(1)	Stock Purchase Agreement, dated as of July 13, 2007, by and among Southridge Technology Group, Inc., Joseph M. Garzi and Sunodia Partners LP.

10.21(1)	Stock Purchase Agreement, dated as of January 19, 2007, by and between RxElite Holdings Inc. and the investors listed on Exhibit A thereto.

10.22(1)	Form of First Amendment to Stock Purchase Agreement.

10.23(1)	Form of Amended and Restated Registration Rights Agreement.

10.24(1)	Form of Warrant Agreement.

10.25(1)	Form of Warrant Agreement issued pursuant to the Stock Purchase Agreement, dated as of January 19, 2007.

10.26(1)	Form of First Amendment to Warrant Agreement.

10.27(1)	Form of Escrow Agreement.

10.28(1)	Stock Purchase Agreement dated as of July 13, 2007 between Southridge Technology Group, Inc., RxElite Holdings Inc. and International Capital Advisory Inc.

10.29(1)	Stock Purchase Agreement dated as of July 13, 2007 between Southridge Technology Group, Inc., RxElite Holdings Inc. and Mr. Wu Kong King.

10.30(1)	Form of Securities Purchase Agreement.

10.31(1)
First Amended and Restated Conversion Agreement, dated as of April 26, 2007, by and among RxElite Holdings Inc. and each of the persons who were holders of Series A Preferred Stock of the RxElite Holdings Inc., par value $0.01 per share as at October 17, 2006.

10.32(1)	Form of RxElite Stockholder Warrant

10.33(1)	Exclusive Manufacturing and Distribution Agreement, dated as of June 9, 2004, by and between Minrad International, Inc. and RxElite Holdings Inc.

10.34(1)	RxElite Holdings Inc. 2007 Incentive Stock Plan.

10.35(10)	Form of Stock Option Award Agreement

10.36(2)	Amended and Restated Advisory Consulting Agreement, dated as of July 13, 2007, by and between International Capital Advisory Inc. and RxElite Holdings Inc.

10.37(9)	Consulting Agreement with MLF Group LLC

10.38(10)	Lease Agreement, dated January 28, 2003, between RxHoldings, Inc. and M & M Management, and Addendum thereto, as of December 9, 2006 and May 1, 2007

21.1(10)	List of Subsidiaries.

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

_____________________________ *Filed herewith

(1)	Previously filed as an Exhibit to Current Report on Form 8-K filed with the SEC on July 17, 2007.

(2)	Previously filed as an Exhibit to Registration Statement on Form SB-2 filed with the SEC on December 22, 2005.

(3)	Previously filed as an Exhibit to Current Report on Form 8-K filed with the SEC on January 3, 2008.

(4)	Previously filed as an Exhibit to Current Report on Form 8-K filed with the SEC on January 10, 2008.

(5)	Previously filed as an Exhibit to Current Report on Form 8-K filed with the SEC on January 16, 2008.

(6)	Previously filed as an Exhibit to Current Report on Form 8-K filed with the SEC on January 23, 2008.

(7)	Previously filed as an Exhibit to Current Report on Form 8-K filed with the SEC on January 24, 2008.

(8)	Previously filed as an Exhibit on Current Report on Form 8-K/A filed with the SEC on August 3, 2007.

(9)	Previously filed as an Exhibit to Current Report on Form 8-K filed with the SEC on March 13, 2008.

(10)	Previously filed as an Exhibit to registration Statement on Form S-1 filed with the SEC on March 13, 2008

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the discussion responsive thereto contained in the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RxELITE, INC.

By:	/s/ Jonathan Houssian
Jonathan Houssian President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

March 19, 2008	/s/ Jonathan Houssian
Jonathan Houssian President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

March 19, 2008	/s/ Shannon Stith
Shannon Stith Vice President of Finance, Principal Accounting Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

March 19, 2008	/s/ Mark Auerbach
Mark Auerbach Director

March 19, 2008	/s/ David Rector
David Rector Director

March 19, 2008	/s/ Daniel Chen
Daniel Chen Director

March 19, 2008	/s/ Peter W. Williams
Peter W. Williams Director and Chairman

March 19, 2008	/s/ Arie Gutman
Arie Gutman Director

March 19, 2008	/s/ Frank Leo
Frank Leo Director

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
RxElite, Inc.
Meridian, Idaho

We have audited the balance sheet of RxElite, Inc. as of December 31, 2007, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RxElite, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s operating losses and lack of working capital raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 14, 2008

RXELITE, INC. (Formerly Southridge Technology Group, Inc.)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$10,113,584
Accounts Receivable, Net of Allowances for Doubtful Accounts and Payment Discounts of $4,092 and $3,914, respectively	494,762
Related Party Accounts Receivable	465,378
Related Party Receivables	8,945
Inventory	7,353,339
Prepaid Expenses	94,272
TOTAL CURRENT ASSETS	18,530,280

PROPERTY AND EQUIPMENT, NET	1,832,573

OTHER ASSETS
Intangible Assets	67,194
Restricted Deposits	682,680
Other assets	153,638
TOTAL OTHER ASSETS	903,512

TOTAL ASSETS	$21,266,365

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$5,720,737
Accrued Payroll	673,918
Accrued Rebates	273,148
Notes Payable - Related Party	100,000
Current Portion of Severance Obligation	334,009
Current Portion of Capital Lease Obligations	43,433
TOTAL CURRENT LIABILITIES	7,145,245

LONG-TERM LIABILITIES
Severance Obligation	445,881
Payable to Former Preferred Stockholders	1,255,692
Capital Lease Obligations	56,904
Senior Secured Convertible Note, Net of Discount of $10,444,152	55,848
TOTAL LONG TERM LIABILITIES	1,814,325

TOTAL LIABILITIES	8,959,570

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $.01 Par Value, 1,000,000 Shares Authorized, 0 Shares Issued and Outstanding	-
Common Stock, $.001 Par Value, 200,000,000 Shares Authorized, 96,682,920 Shares Issued and Outstanding	96,683
Additional Paid In Capital	40,845,792
Accumulated Deficit	(28,635,680)
TOTAL SHAREHOLDERS’ EQUITY	12,306,795

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$21,266,365

See Notes to Consolidated Financial Statements

RXELITE, INC. (Formerly Southridge Technology Group, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006

Sales
Sales, (Net of Discounts and Allowances of $723,581 and $5,332,784, respectively)	$2,346,218	$14,171,134
Sales - Related Party	465,378	-
Total Sales	2,811,596	14,171,134

Cost of Goods Sold
Cost of Goods Sold	2,202,218	13,870,372
Cost of Goods Sold - Related Party	465,378	-
Total Cost of Goods Sold	2,667,596	13,870,372
Gross Profit	144,000	300,762

Operating Expenses
Selling Expense	3,463,908	1,056,845
Product Purchase Agreements	4,400,000	-
Salaries, Wages and Benefits	3,779,843	1,110,753
Research and Development	3,145,995	502,580
Amortization Expense	2,602	2,602
Depreciation Expense	194,401	91,126
General and Administrative	1,838,225	1,764,597
Total Operating Expenses	16,824,974	4,528,503

Loss from Operations	(16,680,974)	(4,227,741)

Other Income (Expenses)
Interest Income	65,330	57,086
Gain (loss) on Debt Restructure	(358,054)	12,335,199
Loss on Disposal of Assets	(3,016)	(5,213)
Other Revenue	88,357	6,121
Other Expense	(13,578)	(57,450)
Interest Expense	(263,340)	(582,171)
Total Other Income (Expenses)	(484,301)	11,753,572

Income (Loss) before Income Taxes	(17,165,275)	7,525,831
Income Tax Provision	0	0
Net Income (Loss) Available for Common Stock Holders	$(17,165,275)	$7,525,831

Net Income (Loss) Per Share
Basic	$(0.27)	$0.37
Diluted	$(0.27)	$0.27

Weighted Average Common Shares Outstanding
Basic	62,432,499	20,091,557
Diluted	62,432,499	29,542,134

See Notes to Consolidated Financial Statements

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	SUBSCRIPTION SHARES PAYABLE	ACCUMULATED DEFICIT	TOTAL
	No. of Shares	Par Value	No. of Shares	Par Value

BALANCE AT 12/31/2005	2,158,500	$21,585	15,929,262	$15,930	$2,827,616	$1,278,396	$(16,452,745)	$(12,309,218)
Preferred Stock Issued for Cash	97,500	975	0	0	194,025	0	0	195,000
Preferred Stock Issued for Services and Other Expenses	82,000	820	0	0	23,880	0	0	24,700
Preferred Stock Warrants Modified for Other Expense	0	0	0	0	36,658	0	0	36,658
Preferred Stock Warrants Modified for Dividends	0	0	0	0	102,642	0	(102,642)	0
Preferred Stock Issued for Subscription Shares Payable	622,500	6,225	0	0	1,238,775	(1,245,000)	0	0
Preferred Stock Conversion to Common Stock	(2,960,500)	(29,605)	12,491,533	12,491	17,114	0	0	0
Common Stock Warrants Modified for Employee Compensation	0	0	0	0	777,131	0	0	777,131
Common Stock Issued for Cash	0	0	529,273	529	120,241	0	0	120,770
Common Stock Issued for Employee Compensation and Legal Services	0	0	1,702,752	1,703	220,635	0	0	222,338
Common Stock Issued for Subscription Shares Payable	0	0	43,776	44	20,706	(20,750)	0	0
Common Stock Issued for Debt	0	0	210,970	211	99,789	0	0	100,000
Common Stock Issued for Other Expense	0	0	21,097	21	9,979	0	0	10,000
Stock Offering Costs	0	0	0	0	(525,676)	0	0	(525,676)
Common Stock Subscribed for Cash	0	0	0	0	0	3,885,600	0	3,885,600
Common Stock Subscribed for Debt	0	0	0	0	0	947,000	0	947,000
Common Stock Subscribed for Interest	0	0	0	0	0	234,053	0	234,053
Common Stock Subscribed for Employee Compensation	0	0	0	0	0	18,035	0	18,035
Net Income	0	0	0	0	0	0	7,525,831	7,525,831

BALANCE AT 12/31/2006	0	$0	30,928,663	$30,929	$5,163,515	$5,097,334	$(9,029,556)	$1,262,222

See Notes to Consolidated Financial Statements

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID IN CAPITAL	SUBSCRIPTION SHARES PAYABLE	ACCUMULATED DEFICIT	TOTAL
	No. of Shares	Par Value	No. of Shares	Par Value

BALANCE AT 12/31/2006	0	$0	30,928,663	$30,929	$5,163,515	$5,097,334	$(9,029,556)	$1,262,222

Common Stock Subscribed for Cash	0	0	0	0	0	2,411,560	0	2,411,560
Common Stock Subscribed for Employee Compensation and Services	0	0	0	0	0	8,842	0	8,842
Common Stock Subscribed for Debt	0	0	0	0	0	975,805	0	975,805
Common Stock Subscribed for Product Purchase Agreements	0	0	0	0	0	4,400,000	0	4,400,000
Common Stock Issued for Cash	0	0	22,171,003	22,171	13,280,430	0	0	13,302,601
Common Stock Issued for Subscription Shares Payable	0	0	21,489,238	21,489	12,872,052	(12,893,541)	0	0
Common Stock Issued for Senior Secured Convertible Note Discount	0	0	5,594,033	5,594	1,987,376	0	0	1,992,970
Stock Offering Costs	0	0	0	0	(3,140,724)	0	0	(3,140,724)
Common Stock Issued in Merger and Other Merger-Related Adjustments	0	0	16,499,983	16,500	(80,936)	0	62,686	(1,750)
Stock-Based Compensation	0	0	0	0	905,057	0	0	905,057
Warrants Issued for Accrued Expenses	0	0	0	0	687,840	0	0	687,840
Warrants Issued for Distribution to Stockholders	0	0	0	0	720,000	0	(720,000)	0
Warrants Issued for and Intrinsic Value of Conversion Feature of Senior Secured Convertible Note	0	0	0	0	8,451,182	0	0	8,451,182
Cash Distributions to Former Preferred Stockholders	0	0	0	0	0	0	(600,000)	(600,000)
Distribution Payable to Former Preferred Stockholders	0	0	0	0	0	0	(1,183,535)	(1,183,535)
Net loss	0	0	0	0	0	0	(17,165,275)	(17,165,275)

BALANCE AT 12/31/07	0	$0	96,682,920	$96,683	$40,845,792	$0	$(28,635,680)	$12,306,795

See Notes to Consolidated Financial Statements

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
Cash Flows from Operating Activities
Net Income (Loss)	$(17,165,275)	$7,525,831
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities
Depreciation and Amortization	436,967	93,728
Loss on Disposal of Assets	3,016	5,213
(Gain) Loss on Debt Restructure	188,054	(12,335,199)
Subscription Shares Issued for Services	3,495	18,035
Subscription Shares Issued for Interest	-	234,053
Subscription Shares Issued for Employee Compensation	2,575	-
Subscription Shares Issued for Product Purchase Agreements	4,400,000	-
Stock-Based Compensation Expense	905,057	-
Severance Compensation	779,890	-
Interest Expense Added to Payable to Stockholders	72,157	-
Common Stock and Preferred Stock Issued and Warrants Modified for Services and Compensation Expense	-	979,569
Common Stock and Preferred Stock Issued and Warrants Modified for Other Expenses	-	47,358
Common Stock and Preferred Stock Issued for Legal Services	-	43,900
Decrease (Increase) in Operating Assets
Accounts Receivable, Net	(861,911)	2,139,398
Inventory	(1,645,829)	(1,557,359)
Prepaid Expenses and Deposits	8,106	(31,225)
Deposits	(622,667)	(60,013)
Other Assets	(153,638)	-
Increase (Decrease) in Operating Liabilities
Accounts Payable	(514,760)	4,163,849
Accrued Expenses	798,569	(4,946,143)
Total Adjustments	3,799,081	(11,204,836)
Net Cash Used In Operating Activities	(13,366,194)	(3,679,005)

Cash flows from Investing Activities:
Purchase of Property and Equipment	(1,847,239)	(300,302)
Net Cash Used In Investing Activities	(1,847,239)	(300,302)

Cash Flows from Financing Activities:
Proceeds from Common Stock Issued and Common Stock Subscribed	15,714,161	4,201,370
Proceeds from Debt	10,500,000	1,147,000
Payments of Debt	(898,717)	(573,549)
Payments on Capital Lease	(27,245)	(1,300)
Cash Paid for Offering Costs	(1,764,326)	(21,555)
Distributions to Former Preferred Stockholders	(600,000)	-
Net Cash Provided By Financing Activities	22,923,873	4,751,966
Net Increase in Cash and Cash Equivalents	7,710,440	772,659

Cash and Cash Equivalents, Beginning of Period	2,403,144	1,630,485
Cash and Cash Equivalents, End of Period	$10,113,584	$2,403,144

See Notes to Consolidated Financial Statements

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 – ORGANIZATION AND MERGER

RxElite, Inc. (the “Company”) is a Delaware corporation headquartered in Meridian, Idaho. The Company is in the business of manufacturing and selling generic pharmaceuticals. The Company was originally organized as Southridge Technology Group, LLC (“STG”), a Delaware limited liability company, in November 2001. On August 24, 2005, the limited liability company was converted into a Delaware corporation and changed its name to Southridge Technology Group, Inc. Prior to July 13, 2007, the Company provided customized computing and communication services and solutions for small to medium-sized businesses.

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

The Merger is being accounted for as a reverse acquisition and recapitalization of RHI for financial accounting purposes. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements of the Company prior to the Merger will be those of RHI and will be recorded at the historical cost basis of RHI, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of the Company and RHI, and the historical operations of RHI and operations of STG from the closing date of the Merger. The consolidated stockholders’ equity will reflect the capital structure of the Company, including its $0.001 par value common stock. Inter-company accounts and transactions are eliminated in consolidation.

In connection with the closing of the Merger, the Board of Directors of the Company approved an amendment to its certificate of incorporation to (1) change the name of the Company from “Southridge Technology Group, Inc.” to “RxElite, Inc.” and (2) increase the number of authorized shares of the Company’s capital stock from 99,000,000 to 201,000,000, consisting of 200,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001. The shareholders of the Company subsequently approved the amendment to the certificate of incorporation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents include highly liquid investments with a maturity of three months or less.

Accounts Receivable - The Company records its accounts receivable at the original invoice amount less an allowance for doubtful accounts. The Company also adjusts the receivable amount for a discount allowance for timely payments. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions.  No interest is accrued on past due accounts receivable.  The allowance for doubtful accounts was $4,092 at December 31, 2007. Payment discounts are recorded against revenue at the end of each period to the extent they remain eligible against the corresponding receivable. Customers are given payment discounts of between 2% and 3% for making payments within a range of 30 to 45 days. The discount allowance was $3,914 at December 31, 2007.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.  A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable.  The Company concluded that there was no need for a reserve for slow moving and obsolete inventory at December 31, 2007.

Property and Equipment - Property and Equipment are stated at cost less accumulated depreciation. Expenditures related to repairs and maintenance which are not capital in nature are expensed in the period incurred. Appropriate gains and or losses related to the disposition of property and equipment are realized in the period in which such assets are disposed. Depreciation expense amounted to $434,365 for the year ended December 31, 2007 (of which $239,964 was included in cost of goods sold) and $91,126 for the year ended December 31, 2006. Depreciation is computed using the straight-line method over the following estimated useful lives:

Category	Useful Life

Furniture and Fixtures	3-7 years
Computer Equipment	5 years
Software	3 years
Vaporizers	2 years

Revenue Recognition - The Company recognizes revenue from product sales when the goods are received by the customer, resulting in the transfer of title and risk of loss. The Company sells its products to some wholesalers at the WAC price and to some wholesalers at a negotiated contract price. Upon sale to wholesalers who operate based on the WAC price, the WAC price less an allowance for the difference between the WAC price and the contract price (rebate amount), is recorded based on the average calculated rebate amount which is treated as a sales revenue offset. Upon sale of our product by the wholesaler using the WAC price, we are invoiced for the difference between the WAC and the contract price and create a credit note for the difference. The Credit notes are then reconciled with the sales revenue offset. Sales at negotiated contract prices (non-WAC) are recognized at the negotiated contract price.

Earnings Per Share - The Company has adopted the provisions of SFAS No. 128, “Earnings Per Share.” Basic earnings or loss per share is computed by dividing income or loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period.   Diluted earnings per share assumes the exercise or conversion of all dilutive securities.

Share Based Payments - The Company uses the Black-Scholes valuation model to estimate the grant date fair value of its stock options and warrants. The model requires various judgmental assumptions including estimated stock price volatility, forfeiture rates and expected life.

Our calculations of the fair market value of each stock-based award that was granted, modified or calculated during the year ended December 31, 2007 used the following assumptions:

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Risk-free interest rate	4.93%
Expected life in years	8.87
Dividend yield	0
Expected volatility	74.70%

Our calculations of the fair market value of each stock-based award that was granted, modified or calculated during 2006 used the following assumptions:

Risk-free interest rate	4.75%
Expected life in years	0 to 2
Dividend yield	0
Expected volatility	46.137%

Research and Development Costs - All costs related to research and development are expensed as incurred. These costs include labor and other operating expenses related to product development, as well as costs to obtain regulatory approval.

Advertising - The Company expenses advertising as incurred. For the year ended December 31, 2007 and 2006, advertising expenses were $265,744 and $104,199, respectively.

Accounting Estimates - The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, actual results may differ from estimated amounts.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions.  Although the cash accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institutions.

Shipping and Handling - The Company records shipping and handling expenses in the period in which they are incurred and are included in the Cost of Goods Sold.

Incomes Taxes - Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and may continue to incur losses for the foreseeable future. The Company’s business plan anticipates that its near future activities will be funded from the issuance of additional equity or debt and funds provided by ongoing operations.

Immediately following the Merger, the Company raised $10,703,092 of equity capital and converted $1,899,273 of convertible debentures through the issuance of 21,003,959 units in a private placement. In addition, the Company received proceeds of $10,500,000 from a senior secured convertible note on December 31, 2007.

If sales are insufficient to support planned development of new products and expansion of operations, the Company will need to access additional equity or debt capital. If public or private financing is not available when needed or is not available on terms acceptable to the Company, the Company’s growth and revenue-generating plans may be materially impaired. Such results could have a material adverse effect on the Company’s financial condition, results of operations and future prospects. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 4 – INVENTORIES

Inventories consist of the following at December 31, 2007:

Finished goods	$5,308,975
Medical devices	2,038,030
Other	6,334

Total	$7,353,339

In 2006, the Company entered into an agreement with a manufacturer of Sevoflurane agreeing to purchase $5,065,410 of the product as finished goods. The product had not yet been approved by the FDA for use in the United States as of December 31, 2006. Approval was obtained from the FDA on May 2, 2007. (See Note 22).

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of a patent valued at $25,000 and an FDA approved “Abbreviated New Drug Application” (ANDA) for the generic pharmaceutical Fluoxetine valued at $50,000.

Patent and ANDA acquisition and application costs are recorded at cost. Patent costs are amortized over their remaining useful life, not to exceed their legal life.  ANDA acquisition and application costs are recorded at cost and their value is periodically tested for impairment. At December 31, 2007, the Company concluded that there was no impairment of this intangible asset.

Patent and ANDA acquisition and application costs at December 31, 2007 are as follows:

Patent Costs	$25,000
ANDA Acquisition and Application Costs	50,000

Gross Carrying Value	75,000
Less Accumulated Amortization	(7,806)

Total Intangible Assets	$67,194

Patent amortization expense for the years ended December 31, 2007 and 2006 was $2,602. Patent amortization expense will be $2,602 for each year from 2008 through 2012.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 6 – PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost and consist of the following at December 31, 2007:

Furniture, Fixtures and Equipment	$163,945
Computer Equipment	116,475
Software	641,648
Vaporizers	959,856
Buildings	483,407

Total Property and Equipment	2,365,331
Less Accumulated Depreciation	(532,758)

Property and Equipment, net	$1,832,573

NOTE 7 – NOTE PAYABLE - RELATED PARTY

At December 31, 2007, the Company had a note payable to a related party of $100,000. The note is due on demand, and bears simple interest computed at 12% per annum.

NOTE 8 – PAYABLE TO FORMER PREFERRED STOCKHOLDERS

Pursuant to a transaction entered into immediately following the Merger, the Company is obligated to offer to purchase from the former holders of the RHI’s Series A Preferred Stock on/or before December 31, 2008 up to an aggregate of 350,000 shares of the Company’s common stock at a price of $4.00 per share, or a total obligation of $1,400,000. The Company has recorded this obligation at its present value, using an interest rate of 11.25% per annum. The present value of the payable to stockholders, recorded as a current liability in the accompanying consolidated balance sheet, was $1,255,692 at December 31, 2007.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 9 – SEVERANCE OBLIGATION

Effective as of December 14, 2007, the Company entered into a Departure Agreement and General Release with its former Chief Executive Officer and Chairman of the Board of Directors (“Employee”) that calls for the following payments by the Company:

•	Pay to Employee in accordance with regularly schedules paydays, $250,000 per annum until December 31, 2010;

•	Pay to Employee $125,000 on or before January 31, 2008, which sum represents Employee’s 2007 bonus;

•	Pay to Employee $20,833 on or before January 31, 2008, which sum represents four weeks of accrued and unused vacation and/or sick days;

•	Continue to pay Employee’s family medical and dental insurance premiums through December 31, 2010;

•	Continue to pay a monthly premium of $265 on a universal variable life insurance policy through December 31, 2010; and

•	Pay to Employee a sum up to, but not exceeding, $10,000 for documented legal fees relating to his departure from the Company.

The Company has recorded the salary obligation at its present value, using an interest rate of 11.25% per annum. At December 31, 2007, the total severance obligation is recorded in the accompanying consolidated balance sheet as follows:

Present value of salary obligation	$634,056
Payments due on or before January 31, 2008	145,834
Total	779,890
Current portion	334,009

Long-term portion	$445,881

The long-term portion of the severance obligation is payable $210,472 in 2009 and $235,409 in 2010.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 10 – CAPITAL LEASE OBLIGATIONS

The Company leases computer and office equipment under long-term capital lease obligations. The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of December 31, 2007:

2008	$53,573
2009	49,611
2010	11,838
Total minimum lease payments	115,022
Less amount representing interest	(14,685)
Present value of net minimum lease payments	100,337
Current portion	43,433

Long-term portion	$56,904

Included in property and equipment at December 31, 2007 are assets under capital lease of $128,882, with accumulated depreciation of $22,248.

NOTE 11 – SENIOR SECURED CONVERTIBLE NOTE

On December 31, 2007, the Company entered into a Securities Purchase Agreement with an institutional investor (“Buyer”), pursuant to which the Company sold 5,594,033 shares of common stock, a $10,500,000 senior secured convertible note (the “Note”), a Series A warrant to purchase up to 13,985,083 shares of common stock and a Series B warrant to purchase up to 4,661,694 shares of common stock for aggregate proceeds of $10,500,000.

The Note has a principal amount of $10,500,000 and is convertible at the option of the Buyer into shares of the Company’s common stock at an initial conversion price of $1.1262 per share, subject to adjustment for stock splits, combinations or similar events, defined quarterly EBITDA targets, and for certain other anti-dilution adjustments. The Note matures on December 31, 2009 (the “Maturity Date”), which date may be extended at the option of the Buyer under certain conditions. The entire outstanding principal balance and any outstanding fees or interest is due and payable in full on the Maturity Date. The Note bears interest at the rate of 9.50% per annum, which rate may be increased to 15% upon the occurrence of an event of default. Interest on the Note is payable quarterly beginning on April 1, 2008.

At any time on or after August 31, 2008, the Buyer may require the Company to redeem up to 50% of the original principal amount of the Note for a price equal to the amount of principal to be redeemed plus all accrued but unpaid interest and late fees.

At any time, provided there is not an event of default, the Company may redeem (i) 50% of the Note for 120% of the sum of the amount of principal, interest and late fees to be redeemed and, following such redemption, (i) the remaining 50% of the Note for the sum of (A) 100% of the sum of the amount of principal, interest and late fees to be redeemed and (B) the amount of interest that, but for such redemption, would have been paid to the Buyer from the issuance date through the maturity date.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The Note contains a variety of events of default, including the suspension from trading or failure of the Company’s common stock to be listed for trading on the OTC Bulletin Board or another eligible market for defined periods of time, the failure to meet certain quarterly EBITDA targets, and other defined events of default. If there is an event of default, then the Buyer has the right to redeem all or any portion of the Note, at the greater of (i) up to 125% of the sum of the outstanding principal, interest and late fees, depending on the nature of the default or (ii) the product of (a) the number of shares into which the Note (including all principal, interest and late fees) may be converted and (b) the product of (1) 150% and (2) the greatest closing sale price for the common stock beginning on the date immediately preceding the event of default and ending on the date the Buyer delivers its redemption notice for such event of default.

The Note prohibits the Company from entering into certain transactions involving a change of control, unless the successor entity is a public company and it assumes in writing all of the obligations of the Company under the Note and the other transaction documents. In the event of such a transaction, the Buyer has the right to force redemption of the Note, at the greater of (i) 150% of the sum of the amount of principal, interest and late fees to be redeemed or (ii) the product of (x) the sum of the amount of principal, interest and late fees to be redeemed and (y) the quotient determined by dividing (A) the value of the consideration paid per share of common stock in the change of control transaction by (B) the conversion price.

The Note contains a variety of covenants on the part of the Company, including the following:

•	The Note will rank senior to all other indebtedness of the Company.

•	The Company will at all times reserve a number of shares equal to 130% of the number of shares of common stock issuable upon conversion of the Note.

•	The Company will not incur other indebtedness, except for certain permitted indebtedness.

•	The Company will not incur any liens, except for certain permitted liens.

•
The Company will not, directly or indirectly, redeem or repay all or any portion of any permitted indebtedness if at the time such payment is due or is made or, after giving effect to such payment, an event constituting, or that with the passage of time and without being cured would constitute, an event of default has occurred and is continuing.

•
Except for the permitted redemption as defined in the agreement of $4.00 per share to our former Series A preferred stockholders who hold 350,000 shares of common stock, the Company will not redeem, repurchase or pay any dividend or distribution on its common stock or any other capital stock.

•
From and after December 31, 2008, the Company shall maintain a consolidated total debt to consolidated EBITDA ratio equal to or less than (i) 3.5 for the fiscal quarter ending December 31, 2007, (ii) 3.5 for the fiscal quarter ending March 31, 2008, (iii) 3.5 for the fiscal quarter ending June 30, 2008, (iv) 3.5 for the fiscal quarter ending September 30, 2008, (v) 3.0 for the fiscal quarter ending December 31, 2008 and (v) 3.0 for each fiscal quarter thereafter.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The Series A warrant is immediately exercisable and, in the aggregate, entitles the Buyer to purchase up to 13,985,083 shares of common stock. The Series B warrant becomes exercisable only upon an additional redemption, if any, based on the amount of principal subject to the additional redemption and, in the aggregate, entitles the Buyer to purchase up to 4,661,694 shares of common stock. The warrants each have an initial exercise price of $1.1262 per share payable in cash, or until each share of common stock issuable upon exercise of the warrants has been registered for resale with the SEC, by way of a “cashless exercise.” The warrants expire on the earlier of December 31, 2014 or five years after the date all of the shares issuable upon conversion of the Note and the warrants have been included on one or more registration statements declared effective by the SEC.

Pursuant to a registration rights agreement, the Company agreed to file a registration statement with the SEC covering the resale of 130% of the common stock and 130% of the common stock underlying the Note and the warrants on or before April 9, 2008 and to cause such registration statement to be declared effective by the SEC on or before May 9, 2008, in the event that the registration statement is not reviewed by the SEC, and on or before June 8, 2008, in the event that the registration statement is reviewed by the SEC.

To secure our obligations under the Note, we granted the Buyer a first priority perfected security interest in all of our assets and properties, together with the assets and properties of our operating subsidiary, RxElite Holdings, Inc., including the stock of RxElite Holdings, Inc.

The Company has allocated the $10,500,000 proceeds of the debt to the individual financial instruments included in the transaction, based on their relative estimated fair values, as follows:

Total proceeds	$10,500,000

Debt discount:
Common stock	1,992,970
Series A warrant	3,289,604
Series B warrant	1,096,534
Intrinsic value of conversion feature	4,065,044
Total debt discount	10,444,152

Net debt amount	$55,848

The estimated fair value of the common stock was based on the closing market price of the Company’s common stock on the date of the transactions. The estimated fair value of the warrants was based on the Black-Scholes valuation model.

On December 31, 2007, Buyer entered into a Put Agreement (the “Put Agreement”) with Tiburon LLC, an Idaho limited liability company with respect to which Jonathan Houssian, the Company’s president, chief executive officer, chief financial officer and secretary, is the sole managing member (“Tiburon”). Pursuant to the Put Agreement, upon an event of default under the Note, Buyer may compel Tiburon to purchase up to $10,500,000 principal amount of the Note at the greater of (i) up to 125% of the sum of the outstanding principal, interest and late fees to be redeemed, depending on the nature of the default or (ii) the product of (a) the number of shares into which the Note (including all principal, interest and late fees) may be converted and (b) the product of (1) 150% and (2) the greatest closing sale price for the common stock beginning on the date immediately preceding the event of default and ending on the date Buyer delivers its redemption notice for such event of default (the “Put Option”). The Put Option is valid until the earlier of (i) the Maturity Date as defined in the Note as December 31, 2009 and (ii) the date that the Debt Coverage Threshold, which is defined as a consolidated EBITDA ratio equal to or less than (i) 3.5 for the fiscal quarter ending December 31, 2007, (ii) 3.5 for the fiscal quarter ending March 31, 2008, (iii) 3.5 for the fiscal quarter ending June 30, 2008, (iv) 3.5 for the fiscal quarter ending September 30, 2008, (v) 3.0 for the fiscal quarter ending December 31, 2008 and (v) 3.0 for each fiscal quarter thereafter, is met for two consecutive fiscal quarters.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Tiburon’s obligation under the Put Agreement is secured by a pledge by Tiburon to Buyer of 6,879,653 shares of common stock pursuant to a Pledge Agreement, dated as of December 31, 2007, between Tiburon and Buyer. To the extent Tiburon fails to satisfy its obligations under the Put Agreement, Buyer’s sole remedies against Tiburon are pursuant to the Pledge Agreement.

The net debt amount of $55,848 is recorded as a long-term liability in the accompanying consolidated balance sheet as of December 31, 2007.

NOTE 12 – SHAREHOLDERS’ EQUITY

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

Series A Preferred Stock

At January 1, 2006, each Series A preferred stock share was convertible into one share of common stock, and was not redeemable. Holders of Series A preferred stock (“Holders”), in preference to the holders of the other stock of the Company, were entitled to receive, when and as declared by the Board of Directors of the Company, but only out of funds that are legally available therefore, cash dividends at the rate of five percent of the Original Issue Price per annum on each outstanding share of Series A preferred stock (as adjusted for stock splits, stock dividends, stock combinations and the like with respect to such shares). Such dividends are payable only when as and if declared by the Board of Directors and are non-cumulative. The Series A preferred stock has a liquidation preference that upon a liquidation (or deemed liquidation) the Holder will receive, in priority to all junior securities, $4.00 per share (as adjusted for stock splits and the like) plus all declared but unpaid dividends, and thereafter, participation with the common stock in all of the remaining assets of the Corporation, on an as converted basis. Provided, however, that if the assets available for distribution exceeds $100,000,000, then in lieu of the liquidation preference, the Holders of Series A preferred stock will participate with the holders of common stock on an as converted basis (the $100,000,000 threshold shall be proportionally increased if the Company raises additional capital).

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

In 2006, the Company issued 802,000 shares of Series A preferred stock. Consideration for the foregoing was in the form of $195,000 in cash, $24,700 in services and other expenses and $1,245,000 in subscription shares payable.

On May 17, 2006 the Board of Directors approved the reduction in the exercise price of warrants held by the Holders that were exercisable at $2.00 per share to $0.01 per share. The total number of warrants held by the Company’s preferred stock shareholders was reduced to 70,000 shares. The Company accounted for the modification of these warrants in accordance with FAS 123(R) and used the Black-Scholes model, discussed in Note 2 under Share Based Payments, to determine the amount to be expensed for the reduction in the exercise price for the warrants. The resulting expense for modifying the warrants held by the Holders was $36,658 and was classified as other expense and $102,642 was classified as dividends.

In order to induce the Holders to convert their shares of preferred stock to common stock, the Company entered into a Conversion Agreement dated as of October 17, 2006, which provided for the Company buying back the Holders’ stock contingent on certain events and before any liquidation or similar type transaction and the payment of specified fees before any distribution of proceeds were effected.

On October 17, 2006, the Holders elected to convert the total 2,960,500 shares of Series A preferred stock outstanding into a total of 12,491,533 shares of common stock.

On April 26, 2007, the Board of Directors approved and the Company entered into an amended agreement with the former Holders that provided for an aggregate cash payout of $600,000 contingent on the Company going public in a qualified merger and for an additional buy back of up to an aggregate of 350,000 shares of common stock at $4 per share or up to $1.4 million dollars on/or before December 31, 2008 (See Note 8).

Common Stock

On May 17, 2006 the Board of Directors approved the reduction in the exercise price of stock options then exercisable from $0.474 per share to $0.00237 per share. The number of options modified for common stock was 1,647,752. The Company accounted for the modification of these options in accordance with FAS 123(R) and used the Black-Scholes model discussed in Note 2, under Share Based Payments, to determine the amount to be expensed for the reduction in strike price for the warrants. The resulting expense for modifying the common stock warrants was $777,131 and has been included in general and administrative expenses.

On September 18, 2006, the Company filed its Second Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware and increased its authorized shares to 37,974,600 shares of common stock, par value $0.00237 per share, and 4,000,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share.

On November 9, 2006, the Company filed its Third Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware and increased its authorized shares to 100,000,000 shares of common stock, par value $0.00237 per share. In the context of the Third Amended and Restated Certificate of Incorporation, each share of common stock was split into 4.2194 shares of common stock.

During the year ended December 31, 2006, the Company issued a total of 14,999,401 shares of its common stock for the following consideration: 12,491,533 shares for the conversion of 2,960,500 shares of Series A preferred stock with a book value of $29,605; 529,273 shares for cash of $120,770, 1,702,752 shares for employee compensation and legal services valued at $222,338; 43,776 shares for subscription shares payable of $20,750; 210,970 shares in payment of debt of $100,000; and 21,097 shares for other expenses valued at $10,000.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

During the year ended December 31, 2006, the Company incurred stock offering costs of $525,676, which have been recorded as a reduction of additional paid-in capital.

During the year ended December 31, 2007, the Company issued a total of 65,754,257 shares of its common stock for the following consideration: 22,171,003 shares for cash of $13,302,601; 21,489,238 shares for subscription shares payable of $12,893,541 (including 7,333,333 shares for extended payment terms and certain pricing discounts valued at $4,400,000); 16,499,983 shares issued in the Merger; and 5,594,033 shares issued for senior secured convertible Note (See Note 11). Details of these transactions are provided below.

In connection with the issuances of common stock for cash and for subscription shares payable in transactions completed in January and April 2007, the Company issued a total of 7,413,874 warrants. The warrants have a strike price of $0.85 per share and became exercisable, and their two-year term began, on October 29, 2007 upon stockholder approval of the amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock.

Pursuant to a certain Letter of Intent between the Company and Minrad International, Inc. (“Minrad”), the Company was obligated to issue 1,500,000 shares of the Company’s common stock valued at $0.60 per share to Minrad in consideration for extended payment terms and certain pricing discounts and 5,833,333 shares of the Company’s common stock valued at $0.60 per share to International Capital Advisory Inc. (“ICA”) in discharge of a certain royalty obligation owed to ICA on products commercialized by the Company and Minrad. The total value of this obligation of $4,400,000 has been recorded as Product Purchase Agreements Expense on the Consolidated Statements of Operation for the year ended December 31, 2007. Based on instructions from Minrad International, Inc., upon the effectiveness of the amendment to the Company’s Certificate of Incorporation to increase its authorized capital stock on October 29, 2007, the Company issued 1,500,000 of these shares to Minrad International, Inc. and 5,833,333 of these shares to International Capital Advisory Inc.  The Company decided to expense these 5,833,333 shares instead of amortizing these costs due to the uncertainty of future sales growth.

Merger Transaction

At the closing of the Merger, 45,756,389 shares of the Company's common stock were issued to the holders of RHI's common stock, and an aggregate of 2,482,850 and 7,545,878 shares of the Company's common stock were reserved for issuance under such RHI options and warrants, respectively.  Pursuant to the terms of the Merger Agreement, the Company assumed all of RHI's obligations under RHI's outstanding stock options and warrants.  Under RHI's 2007 Incentive Stock Plan, under which directors, employees and other qualified persons may receive options, the total reserved shares of common stock is 14,873,892.  Neither the Company nor RHI had any other options to purchase shares of common stock outstanding immediately prior to the closing of the Merger.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Immediately following the closing of the Merger, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, the Company transferred all of its pre-Merger operating assets and liabilities to its wholly-owned subsidiary, STG Holdings, Inc., a Delaware corporation (“SplitCo”). Thereafter, pursuant to a Split-Off Agreement, the Company transferred all of the outstanding capital stock of SplitCo to Joseph M. Garzi and Sunodia Partners LP, two stockholders of the Company, in exchange for cancellation of 9,050,000/pre-forward split shares of the Company’s common stock held by such stockholder, which left 16,500,011 shares of the Company’s common stock held by existing stockholders of the Company.

Private Placement

Immediately following the closing of the Merger and the effectuation of the Split-Off, the Company raised $10,703,092 of equity capital and converted $1,899,273 of Convertible Debentures through the issuance of 21,003,959 units in a private placement (the “Private Placement”) at $0.60 per unit, consisting of an aggregate of (i) 21,003,959 shares of the Company’s common stock and (ii) two-year warrants to purchase an aggregate of an additional 10,501,976 shares of the Company’s common stock at an exercise price of $0.85 per share.

Forward Stock Split

Immediately following consummation of the Merger and the Private Placement, on July 13, 2007, the Board of Directors declared an 11.036789 for 1 forward stock split in the form of a dividend of 10.036789 shares for each one share of outstanding stock. The consolidated financial statements and related footnotes give retroactive effect to the forward stock split for all periods presented.

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

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The Company paid $600,000 to the former holders of the RHI’s Series A Preferred Stock and issued to them two-year warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share. The Company is also obligated to offer to purchase from the former holders of the RHI’s Series A Preferred Stock on/or before December 31, 2008 up to an aggregate of 350,000 shares of the Company’s common stock at a price of $4.00 per share. This obligation has been recorded at its present value as a long-term liability of $1,255,692 in the accompanying consolidated balance sheet as of December 31, 2007 (See Note 8).

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

NOTE 13 - SIGNIFICANT CUSTOMERS

During the year ended December 31, 2007, the Company recorded revenues from three customers that approximated 23%, 18% and 14% of net sales, respectively. During the year ended December 31, 2006, the Company recorded revenues from two customers that approximated 36% and 15% of net sales, respectively.

NOTE 14 - SIGNIFICANT SUPPLIERS

The Company out-sources all of its generic pharmaceutical manufacturing for its own label to outside sources. The Company out-sourced the manufacturing of all its pharmaceutical products to three companies in both 2007 and 2006. For the year ended December 31, 2007, the Company’s largest supplier accounted for approximately $1.96 million or 48% of product purchases. The second largest supplier accounted for approximately $1.07 million or 26% of product purchases. For 2006, the Company’s largest supplier accounted for approximately $11 million or 67.3% of product purchases. The second largest supplier accounted for approximately $5 million or 32.5% of product purchases.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash in bank. Cash with one bank exceeded the federally insured limit by $10,013,584 at December 31, 2007 and $2,303,144 at December 31, 2006.

At December 31, 2007, the Company did not have any commitments in excess of one year for operating leases. Rental expense on building and equipment leases for the years ended December 31, 2007 and 2006 was $128,663 and $63,372, respectively.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 16 – INCOME TAXES - FAS 109 DISCLOSURE

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred tax assets are comprised of the following at December 31, 2007:

Deferred tax assets:
Net operating loss carry forwards	$7,200,645
Severance obligation	304,157
Accrued expenses	106,528
Inventories	92,810
Allowance for doubtful accounts and payment discounts	3,122
7,707,262
Less valuation allowance	(7,707,262)

Net deferred tax asset	$-

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before income taxes for the following reasons:

	Years Ended December 31,
	2007	2006

Income tax (provision) benefit at statutory rate	$5,836,194	$(4,083,518)
Stock-based compensation	(307,719)	-
Meals and entertainment	(5,653)	(280)
Officer life	(2,248)	(6,559)
State tax expense	-	370
Net operating loss utilization	-	3,091,835
Change in valuation allowance	(5,520,574)	998,152
	$-	$-

At December 31, 2007, the Company had net operating loss carry forwards of approximately $18 million that may be offset against future taxable income from the year 2007 through 2027. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, the net operating loss carry forwards of the Company for Federal income tax purposes are subject to annual limitations.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 17 – STOCK OPTIONS AND WARRANTS

Stock Options

The Company had no stock options outstanding as of December 31, 2006.

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

The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payments, which requires companies to measure the cost of employee services received in exchange for equity instruments based on the grant date fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest.

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

In July and October 2007, the Board of Directors of the Company approved the issuance to three of the Company’s non-employee directors of options to purchase a total of 1,200,000 shares of the Company’s common stock. The options vest over a period of four years and are exercisable for a period of ten years at $0.60 per share.

Effective December 31, 2007, the Board of Directors of the Company approved a grant of employee stock options to purchase a total of 471,643 shares of the Company’s common stock.

Total stock-based compensation expense for the year ended December 31, 2007 totaled $905,057, with $37,631 allocated to selling expenses and $867,426 allocated to general and administrative expenses. There was no stock compensation expense capitalized during year ended December 31, 2007.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The following table summarizes the stock option activity during the year ended December 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	-	$-
Granted	4,154,493	0.63
Exercised	-	-
Forfeited	(180,000)	0.60

Outstanding at December 31, 2007	3,974,493	$0.63	6.25	$980,898

Options vested and exercisable at December 31, 2007	1,718,788	$0.63	6.78	$424,763

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.88 as of December 31, 2007, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of December 31, 2007, the total future compensation cost related to non-vested stock-based awards not yet recognized in the consolidated statements of operations was $1,163,537.

Stock Warrants

The following table summarizes the activity in the Company’s warrants for the years ended December 31, 2007 and 2006. There was no activity in the preferred stock warrants subsequent to 2006.

	Preferred Stock Warrants	Exercise Price
Outstanding warrants at December 31, 2005	70,000	$2.00
Granted	70,000	$0.01
Cancelled/Expired	(70,000)	$2.00
Exercised	(70,000)	$0.01
Outstanding warrants at December 31, 2006	-	N/A

Exercisable, December 31, 2006	-	N/A

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

During the year ended December 31, 2006, the Company reduced the price of 70,000 warrants for preferred stock from an exercise price of $2.00 per share to $.01 per share. These warrants were issued in 2005 as part of an equity and convertible debenture sale. Due to this modification, the Company recorded a non cash dividend of $102,642 for the change in exercise price for the year ended December 31, 2006 and $36,658 in other expense.

	Common Stock Warrants	Exercise Price
Outstanding warrants at December 31, 2005	1,899,895	$0.474
Granted	1,647,752	0.00237
Cancelled/Expired	(1,647,752)	0.474
Exercised	(1,767,891)	0.03442
Outstanding warrants at December 31, 2006	132,004	0.00237
Granted	43,692,590	0.950
Cancelled/Expired	-	N/A
Exercised	-	N/A
Outstanding warrants at December 31, 2007	43,824,594	0.950

Exercisable, December 31, 2007	39,162,900	0.930

Of the common stock warrants outstanding at December 31, 2007, 4,661,694 warrants issued in connection with the Note (Note 11) become exercisable only upon a defined additional redemption, if any, based on the amount of principal of the Note subject to the additional redemption.

NOTE 18 – FINDER FEE WARRANTS

In 2006, the Company contracted with a capital development consulting firm to assist the Company to raise capital. For any capital raised with the assistance of the consulting firm, the agreement provides for compensation in the form of cash and warrants in proportion to the capital raised, plus certain base fees and expenses. During 2006 the consulting firm assisted in raising $3,565,600 for the Company. Pursuant to the agreement, the Company owed the consulting firm $356,560 in cash and warrants to purchase 594,267 shares of common stock at an exercise price of $0.60 per share and warrants to purchase an aggregate of 297,133 shares of common stock at $0.85 per share. At December 31, 2006, the Company had not issued the warrants related to this agreement, but as they had been earned by the consulting firm as of December 31, 2006, the Company calculated the fair market value of each warrant using the Black-Scholes valuation model described in Note 2, under Share Based Payments. The fair market value of the warrants owed was calculated to total $134,299 and was debited to Additional Paid in Capital and credited to accounts payable at December 31, 2006.

During the year ended December 31, 2007, the consulting firm assisted in raising $11,491,951 for the Company, for which the Company owed the consulting firm $1,149,195 in cash. Through December 31, 2007, the Company issued the consulting firm warrants to purchase a total of 2,500,000 shares of common stock at an exercise price of $0.60 per share and warrants to purchase a total of 1,250,000 shares of common stock at an exercise price of $0.85 per share. As of December 31, 2007, the Company had a balance due the consulting firm of $203,308 for unpaid cash fees and expenses.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 19 – RELATED PARTY TRANSACTIONS

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. A related party note payable is discussed in Note 7. Related party receivables totaled $8,945 at December 31, 2007, respectively. The related parties are employees and officers of the Company.

At December 31, 2007, the Company also had a severance obligation to its former Chief Executive Officer that totaled $779,890.

During the year ended December 31, 2007, the Company had sales to its primary supplier totaling $465,378. These sales were made to the supplier at the Company’s cost.

As further discussed in Note 11, Tiburon is controlled by the Company’s Chief Executive Officer, Jonathan Houssian, and is the guarantor on the Note.

NOTE 20 – GAIN (LOSS) ON DEBT RESTRUCTURING

For the twelve months ended December 31, 2007, the Company reported a loss on debt restructuring due to $170,000 for the restructuring of a related party debt. In addition, on June 24, 2003, the Company issued a promissory note to William J. Marciniak, which was subsequently amended pursuant to a Letter Agreement, dated February 16, 2004. Following the closing of our reverse merger on July 13, 2007, this promissory note the Company cancelled in full in exchange for our payment of approximately $515,171 and the issuance of 429,310 shares of the Company’s common stock. This resulted in an additional loss of $188,054.

For the twelve months ended December 31, 2006, the Company reported a gain on debt restructure described below. From 2002 through August 2006, the Company operated under a contract manufacturing, distribution and finance agreement with Nephron Pharmaceuticals Corporation, under which Nephron Pharmaceuticals Corporation manufactured Albuterol 0.083% and Ipratropium 0.02% for the Company to thereafter sell under its own label. Nephron Pharmaceuticals Corporation also provided extended credit terms to the Company. In August 2006, the Company mutually agreed to terminate its agreement. In order to continue to provide the Company’s former customers with an uninterrupted supply of Albuterol 0.083% and Ipratropium 0.02%, the Company worked together with Nephron Pharmaceuticals Corporation during the transition that established direct sales to those customers by Nephron Pharmaceuticals Corporation. As to each such customer, Nephron Pharmaceuticals Corporation assumed any liability that the Company may have had for rebates of any type owed in relation to the service of those customers. In addition, Nephron Pharmaceuticals Corporation agreed to assume all chargeback balances specifically associated with servicing McKesson Corporation, Cardinal Health, Inc., AmerisourceBergen Corporation and Rochester Drug Cooperative, Inc. In exchange for the transition of the Company’s Albuterol 0.083% and Ipratropium 0.02% product lines to Nephron Pharmaceuticals Corporation, and the future value of the sales and gross margins Nephron Pharmaceuticals Corporation would receive from the direct sales of Albuterol 0.083% and Ipratropium 0.02% to the Company’s former customers, Nephron forgave all of the Company’s then owed outstanding balances. The total value of this transaction resulted in a realized gain of $12,335,199 in the twelve months ended December 31, 2006.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 21 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest amounted to $136,860 and $160,803 for the years ended December 31, 2007 and 2006, respectively.  There was no cash paid for income taxes during the years ended December 31, 2007 and 2006.

During the year ended December 31, 2007, the Company had the following non-cash investing and financing activities:

•	Acquired property and equipment through the issuance of accounts payable of $9,437.

•	Acquired property and equipment through increase of capital lease obligations of $82,082.

•	Increased related party receivables and decreased subscription shares payable by $2,772.

•	Decreased related party debt and increased subscription shares payable by $975,805.

•	Increased common stock by $35,077, increased additional paid-in capital by $12,858,464, and reduced subscription shares payable by $12,893,541.

•	Increased accounts payable and decreased additional paid-in capital by $203,308 for advisory services payable.

•	Increased common stock by $16,500 and decreased additional paid-in capital by $16,500.

•	Increased common stock by $62,686 and increased accumulated deficit by $62,686.

•	Increased accounts payable and decreased additional paid-in capital by $487,000.

•	Increased additional paid-in capital and accumulated deficit by $720,000 for warrants issued to stockholders.

•	Increased payable to stockholders and accumulated deficit by $1,183,535.

•	Increased common stock by $5,594, increased additional paid-in capital by $10,438,558, and reduced senior secured convertible note by $10,444,152.

During the year ended December 31, 2006, the Company had the following non-cash investing and financing activities:

•	Increased additional paid-in capital and decreased accumulated deficit by $102,642 for modification of preferred stock dividends.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

•	Increased preferred stock by $6,225, increased additional paid-in capital by $1,238,775, and reduced subscription shares payable by $1,245,000.

•	Increased common stock by $12,491, increased additional paid-in capital by $17,114 and decreased preferred stock by $29,605.

•	Increased common stock by $44, increased additional paid-in capital by $20,706, and reduced subscription shares payable by $20,750.

•	Increased common stock by $211, increased additional paid-in capital by $99,789 and decreased notes payable - related party by $100,000.

•	Increased accrued expenses by $1,091,295, decreased accounts receivable by $2,019,833 and decreased long term debt by $3,111,128.

•	Decreased debt and increased subscription shares payable by $947,000.

•	Decreased accrued expenses and increased subscription shares payable by $234,053.

•	Increased long-term debt - related party and decreased accrued expenses by $13,315.

•	Increased property and equipment and increased capital lease obligations by $46,800.

•	Increased accounts payable and decreased additional paid-in capital by $504,121.

•	Increased accounts payable and decreased debt by $63,905.

NOTE 22 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financials statements to evaluate the nature and financial effects of the business combination. This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009. Earlier adoption is prohibited. The Company currently is unable to determine what impact the future application of this pronouncement may have on its financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007). This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009. Earlier adoption is prohibited. The Company currently is unable to determine what impact the future application of this pronouncement may have on its financial statements.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, resulting in no financial statement impact.

In September 2006, the FASB issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The Company adopted SFAS No. 158 on December 31, 2007, resulting in no financial statement impact since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company adopted SFAS No. 157 on January 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its financial statements. The Company is currently unable to determine what impact the application of SFAS No. 157 on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value, will have on its financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company adopted this standard on January 1, 2007, with no impact on its consolidated financial statements.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company adopted this standard on January 1, 2007, with no impact on its consolidated financial statements.

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 were applied to all tax positions upon initial adoption of this standard. There was no financial statement impact of adopting FIN 48.

EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”, was issued in June 2007. The EITF reached a consensus that nonrefundable payments for goods and services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered and the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If the entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 (the Company’s fiscal year beginning January 1, 2008) and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to report the effects of applying this pronouncement prospectively for new contracts entered into on or after the effective date of this pronouncement. The future application of this pronouncement may have a material effect on the Company’s financial condition and results of operations.

In June 2006, the FASB ratified EITF, No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF No. 06-3 requires that, for interim and annual reporting periods beginning after December 15, 2006, companies disclose their policy related to the presentation of sales taxes and similar assessments related to their revenue transactions. The Company presents revenue net of sales taxes and any similar assessments. EITF No. 06-3 had no effect on the Company’s financial position and results of operations. '

NOTE 23 – FDA APPROVAL

On May 2, 2007, the FDA approved the generic pharmaceutical, Sevoflurane. Generic Sevoflurane was the Company’s planned principal product for 2007 for the human market. The Company has exclusive rights to market generic Sevoflurane in the United States. The launch of Sevoflurane is a key component of the Company’s business plan and the Company’s future plans are largely dependent on successfully entering the market with this product and obtaining sufficient market share against competing pharmaceuticals to achieve profitable operations. There is no assurance the Company will be successful in these efforts.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 24 – INCOME TAXES - FIN 48 DISCLOSURE

In 2005, the Company filed income tax returns in the U.S. federal jurisdiction, and in the states of Idaho, Texas, Kansas, Kentucky and New York. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. Tax returns for the states of New York, Kentucky and Kansas were not filed timely for 2006. Therefore the statute of limitations has not started to run on these states. There are outstanding liabilities that are owed to the states in the amount of $880 before accounting for accumulated penalties and interest.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits. The Company has large losses and the only adjustments necessary will adjust the amount of net operating loss available to the Company. The 2006 tax return reports a carryforward net operating loss amount of $3,749,242. This amount needs to be adjusted to reflect a balance of 2,890,649. The Company will amend the 2006 tax return to account for this difference. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$0
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Balance at December 31, 2007	$0

At December 31, 2007, there are no tax positions for which there is uncertainty about the timing of any tax deductions. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2007, the Company recognized approximately $13,576, in interest and penalties.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 25 – SUBSEQUENT EVENTS

FineTech Acquisition and Gutman Agreement

On January 4, 2008, the Company acquired all of the business and assets of FineTech Laboratories, Ltd., a company organized under the laws of the State of Israel (“FineTech”), other than certain specifically excluded assets, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) dated as of January 4, 2008, for an aggregate purchase price of $6,200,000. Pursuant to the Purchase Agreement, FineTech agreed to provide termination notice to all of its employees and the Company agreed simultaneously to present all such employees an offer to become the employees of the Company’s wholly owned subsidiary, FineTech Pharmaceutical, Ltd., under terms similar to those applicable to their employment by FineTech. FineTech specializes in the production of active pharmaceutical ingredients (“APIs”) for the pharmaceutical industry and in collaborative research and development work and process development.

In connection with the Purchase Agreement, the Company entered into an Assignment and Non-Competition Agreement, dated as of January 4, 2008 (the “Gutman Agreement”), with Dr. Arie Gutman, the sole owner of FineTech. Pursuant to the Gutman Agreement, Dr. Gutman agreed not to engage in certain activities that would be competitive with the business of the Company. The Gutman Agreement also provided for the assignment from Dr. Gutman to the Company of certain royalty rights that FineTech had granted Dr. Gutman. In consideration for Dr. Gutman’s non-competition undertaking and assignment of royalty rights, the Gutman Agreement provided that the Company issue to Dr. Gutman 18,632,383 unregistered shares of common stock of the Company (the “Gutman Shares”), which were valued by the parties at $21,054,592 in the aggregate (or $1.13 per share). These shares were issued on January 22, 2008.

The Gutman Agreement further provided that Dr. Gutman will not transfer any of the Gutman Shares until January 4, 2010, except to a Permitted Transferee (as defined in the Gutman Agreement). In addition, the Gutman Agreement provided that the Company would use its best efforts to appoint Dr. Gutman or his nominee as a member of the Company’s Board of Directors. On February 7, 2008, the Board of Directors voted to appoint Dr. Gutman to the Company’s Board of Directors.

The Company and Dr. Gutman also entered into a Registration Rights Agreement, dated as of January 4, 2008, pursuant to which the Company granted Dr. Gutman certain registration rights with respect to the Gutman Shares.

Issuance of Common Shares and Warrants

On January 21, 2008, in connection with a five-year employment agreement with its new Senior Vice President of New Business Development, the Company granted an option to purchase 250,000 shares of the Company’s common stock with an exercise price equal to $0.46. The option vests as to 50% of the shares subject to the option on the first anniversary and 50% thereafter in four equal quarterly installments.

On January 11, 2008, in connection with a three-year employment agreement with its new Vice President of Finance, the Company granted an option to purchase 75,000 shares of the Company’s common stock with an exercise price equal to $0.58 per share. The option vests as to 50% of the shares subject to the option on the first anniversary and 50% thereafter in four equal quarterly installments.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

On January 30, 2008, the Company entered into a one year consulting agreement with MLF Group LLC (“MLF”), pursuant to which the Company engaged MLF as a financial consultant (i) to assist us in preparing an analysis of our business and industry for investors, underwriters and business partners, (ii) to revise and/or draft and documents that may be necessary in its efforts to secure new equity investors and to seek potential merger candidates and (iii) to help the Company seek additional business relationships. As consideration for these services, we agreed to pay MLF $500,000.00 and to issue MLF 1,000,000 shares of common stock.

Due to the Company’s failure to make certain payments to Core Tech Solutions, Inc. (“CoreTech”) totaling $800,000, on February 1, 2008, Core Tech elected to terminate a partnership agreement, entered into on November 7, 2006 and amended on December 27, 2007. Pursuant to the Core Tech Agreement, the Company was developing a generic transdermal patch product with Core Tech under which Core Tech was to develop, test and manufacture certain transdermal patch products with respect to which the Company was to be the exclusive worldwide distributor under its own label. In addition, under the Core Tech Agreement, the Company had a right of first refusal with respect to any other generic patch products developed by Core Tech during the term of the agreement.

On February 7, 2008, the Company granted a new member of its Board of Directors an option to purchase 400,000 shares of the Company’s common stock at $0.49 per share. The option vests 25% per year over four years.

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of July 13, 2007, by and among Southridge Technology Group, Inc., RxElite Holdings Inc., and RxElite Acquisition Corp.

3.1(2)	Certificate of Incorporation of Southridge Technology Group, Inc.

3.2(8)	Amended and Restated Bylaws of Southridge Technology Group, Inc.

3.3(9)	First Amendment to Amended and Restated Bylaws

10.1(6)	Letter Agreement, dated January 18, 2008, between RxElite, Inc. and Castlerigg Master Investments Ltd.

10.2(3)	Securities Purchase Agreement, dated as of December 31, 2007, between RxElite, Inc. and Castlerigg Master Investments Ltd.

10.3(3)	Registration Rights Agreement, dated as of December 31, 2007, between RxElite, Inc. and Castlerigg Master Investments Ltd.

10.4(3)	Senior Secured Convertible Note, dated December 31, 2007.

10.5(3)	Series A Warrant, dated December 31, 2007.

10.6(3)	Series B Warrant, dated December 31, 2007.

10.7(3)	Security Agreement, dated as of December 31, 2007, by and among RxElite, Inc., RxElite Holdings, Inc. and Castlerigg Master Investments Ltd.

10.8(3)	Pledge Agreement, dated as of December 31, 2007, by and between RxElite, Inc. and Castlerigg Master Investments Ltd.

10.9(4)	Asset Purchase Agreement, dated as of January 4, 2008, by and between RxElite Israel Ltd. and FineTech Laboratories, Ltd.

10.10(4)	Assignment & Non-Competition Agreement, dated as of January 4, 2008, by and between RxElite, Inc. and Dr. Arie Gutman

10.11(4)	Registration Rights Agreement, dated as of January 4, 2008, by and between RxElite, Inc. and Dr. Arie Gutman

10.12(4)	Employment Agreement, dated as of January 4, 2008, by and between RxElite, Inc. and Dr. Arie Gutman

10.13(5)	Departure Agreement and General Release, dated as of January 16, 2008, by and between RxElite, Inc. and Daniel Chen

10.14(5)	Employment Agreement, dated as of January 11, 2008, by and between RxElite, Inc. and Shannon Stith

10.15(7)	Employment Agreement, dated as of January 21, 2008, by and between RxElite Holdings Inc. and Rick Schindewolf

10.16(1)	Second Amended and Restated Employment Agreement, made as of November 27, 2006, between RxElite Holdings Inc. and Jonathan Houssian

10.17(1)	Second Amended and Restated Employment Agreement, made as of November 27, 2006, between RxElite Holdings Inc. and Earl Sullivan

10.18(1)	Stock Purchase Agreement, dated as of July 13, 2007, by and among Southridge Technology Group, Inc., Joseph M. Garzi and Sunodia Partners LP.

10.21(1)	Stock Purchase Agreement, dated as of January 19, 2007, by and between RxElite Holdings Inc. and the investors listed on Exhibit A thereto.

10.22(1)	Form of First Amendment to Stock Purchase Agreement.

10.23(1)	Form of Amended and Restated Registration Rights Agreement.

10.24(1)	Form of Warrant Agreement.

10.25(1)	Form of Warrant Agreement issued pursuant to the Stock Purchase Agreement, dated as of January 19, 2007.

10.26(1)	Form of First Amendment to Warrant Agreement.

10.27(1)	Form of Escrow Agreement.

10.28(1)	Stock Purchase Agreement dated as of July 13, 2007 between Southridge Technology Group, Inc., RxElite Holdings Inc. and International Capital Advisory Inc.

10.29(1)	Stock Purchase Agreement dated as of July 13, 2007 between Southridge Technology Group, Inc., RxElite Holdings Inc. and Mr. Wu Kong King.

10.30(1)	Form of Securities Purchase Agreement.

10.31(1)
First Amended and Restated Conversion Agreement, dated as of April 26, 2007, by and among RxElite Holdings Inc. and each of the persons who were holders of Series A Preferred Stock of the RxElite Holdings Inc., par value $0.01 per share as at October 17, 2006.

10.32(1)	Form of RxElite Stockholder Warrant

10.33(1)	Exclusive Manufacturing and Distribution Agreement, dated as of June 9, 2004, by and between Minrad International, Inc. and RxElite Holdings Inc.

10.34(1)	RxElite Holdings Inc. 2007 Incentive Stock Plan.

10.35(10)	Form of Stock Option Award Agreement

10.36(2)	Amended and Restated Advisory Consulting Agreement, dated as of July 13, 2007, by and between International Capital Advisory Inc. and RxElite Holdings Inc.

10.37(9)	Consulting Agreement with MLF Group LLC

10.38(10)	Lease Agreement, dated January 28, 2003, between RxHoldings, Inc. and M & M Management, and Addendum thereto, as of December 9, 2006 and May 1, 2007

21.1(10)	List of Subsidiaries.

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

_____________________________ *Filed herewith

(1)	Previously filed as an Exhibit to Current Report on Form 8-K filed with the SEC on July 17, 2007.

(2)	Previously filed as an Exhibit to Registration Statement on Form SB-2 filed with the SEC on December 22, 2005.

(3)	Previously filed as an Exhibit to Current Report on Form 8-K filed with the SEC on January 3, 2008.

(4)	Previously filed as an Exhibit to Current Report on Form 8-K filed with the SEC on January 10, 2008.

(5)	Previously filed as an Exhibit to Current Report on Form 8-K filed with the SEC on January 16, 2008.

(6)	Previously filed as an Exhibit to Current Report on Form 8-K filed with the SEC on January 23, 2008.

(7)	Previously filed as an Exhibit to Current Report on Form 8-K filed with the SEC on January 24, 2008.

(8)	Previously filed as an Exhibit on Current Report on Form 8-K/A filed with the SEC on August 3, 2007.

(9)	Previously filed as an Exhibit to Current Report on Form 8-K filed with the SEC on March 13, 2008.

(10)	Previously filed as an Exhibit to registration Statement on Form S-1 filed with the SEC on March 13, 2008