Form 10KSB/A
period 2007-12-31
RxElite, Inc.
filed 2008-04-29
CIK 1346405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No.1

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File No. 000-52454

RXELITE, INC.

(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	62-0201385 (I.R.S. Employer Identification No.)

1404 North Main Street, Suite 200, Meridian, Idaho (Address of Principal Executive Offices)	83642 (Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TABLE OF CONTENTS

Page

PART III
Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.
Item 10.	Executive Compensation.
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 12.	Certain Relationships and Related Transactions, and Director Independence.
Item 13.	Exhibits.
Item 14.	Principal Accountant Fees and Services.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as originally filed with the Securities and Exchange Commission (the “Commission”) on March 19, 2008 (the “Original Filing”), for the sole purpose of including the information required by Part III. This information was permitted to have been incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders, if such proxy statement had been filed with the Commission within 120 days of our 2007 fiscal year-end.

As a result of this Amendment No. 1, we are also filing as exhibits the certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 does not change any of the information contained in the Original Filing. This Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Commission subsequent to the date of the Original Filing.

FORWARD-LOOKING STATEMENTS

This report on form 10KSB Amendment No. 1 contains forward-looking statements. To the extent that any statements made in this annual report contain information that is not historical, these statements are forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans”, “will”, “may”, “anticipates”, “believes”, “should”, “intends”, “estimates”, “projects” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from historical results or those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to raise capital to finance the development of our products, the effectiveness, profitability and the marketability of those products, our ability to protect our proprietary information, economic conditions affecting the pharmaceutical industry, general economic and business conditions, the impact of competition, our expectations and estimates concerning future financial performance and financing plans, adverse results of any legal proceedings, our dependence on certain customers or suppliers, our ability to attract and retain customers, difficulties associated with integrating acquired businesses and customers into our operations, the effect of legislation and other matters affecting our industry, government regulation, the volatility of our operating results and financial condition, our ability to attract or retain qualified personnel, and other risks detailed from time to time in our filings with the SEC.

These forward-looking statements speak only as of the date of this report. We are under no duty to update any of the forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our By-laws currently specify that the number of Directors shall be at least one and no more than 10 persons, unless otherwise determined by a vote of the majority of the Board of Directors. Our Board of Directors currently consists of seven persons and all of them have been nominated by the Company to stand for election. Our By-laws provide that any vacancies on the Board of Directors may be filled by the remaining members of the Board of Directors.

The following table and biographical information shows for each nominee for director his age, his principal occupation for at least the last five years, his present position with the Company, the year in which he was first elected or appointed as director (each serving continuously since first elected or appointed except as set forth in the footnotes hereto), and his directorships with other companies whose securities are registered with the Securities and Exchange Commission (“SEC”). Each Director is elected or nominated to the Board of Directors until the following annual meeting of stockholders and until his successor has been elected and qualified or until the Director’s resignation or removal.

Name	Age	Position with RxElite

Jonathan Houssian	38	President, Chief Executive Officer, Treasurer and Director
Peter W. Williams	71	Chairman of the Board
Daniel Chen	40	Director
Mark Auerbach	69	Director
David Rector	59	Director
Arie Gutman, Ph.D.	54	Director, President of Finetech Pharmaceutical
Frank Leo	52	Director

Jonathan Houssian. (Nominee) Mr. Houssian has served as our President and as a Director since July 13, 2007. Mr. Houssian has also served as our Chief Executive Officer since October 11, 2007, and as our Secretary from July 13, 2007 until February 7, 2008. Mr. Houssian also held the title of Chief Financial Officer from July 13, 2007 to April 25, 2008. Mr. Houssian founded RxElite Holdings Inc. in December 2000 and has served as its President since that time. Mr. Houssian has a strong background in entrepreneurial growth, sales and finance. Prior to forming RxElite Holdings Inc., Mr. Houssian co-founded Sisbro LLC a family investment office for a high net worth family based in Idaho, in March 1998 and served as its Chief Executive Officer,. As the Chief Executive Officer of Sisbro LLC, Mr. Houssian launched, and was the managing partner of four investment partnerships with over $50 million in invested assets and directed over $20 million of venture capital investments focused in healthcare companies. He sat on the Board of Directors and was involved in developing and implementing strategy of several rapidly growing healthcare companies.

Peter W. Williams. (Nominee) Mr. Williams has served as a Director since July 13, 2007, and became our Chairman on September 20, 2007. For more than five years prior to his retirement from the law firm of Clifford Chance Rogers & Wells in 2002, Mr. Williams was a Senior Partner at the firm and its predecessor Rogers & Wells. He remained as a Consultant to the firm until 2003, when he became a Senior Counsel to the firm of Winston & Strawn LLP. Since leaving Winston & Strawn in 2006, Mr. Williams has been an independent Consultant and International Advisor including serving as Director and Chairman of the Corporate Governance and Nominating Committee and a member of the Audit Committee of the Board of Directors at Par Pharmaceuticals (NYSE:PRX); serving as a member of the International Advisory Committee of RWE/Thames Water until 2006; and serving as a Director and Chairman of the Independent General Partners of The Special Situations Funds.

Daniel Chen. (Nominee) Daniel Chen. Mr. Chen has served as a director since July 13, 2007. From November 2003 to September 2007, Mr. Chen served as the chairman, chief executive officer and treasurer of RxElite Holdings Inc. Upon its merger and becoming public on July 13, 2007, Mr. Chen served as our chairman, chief executive officer and treasurer from July 2007 to September 2007, as our chief financial officer from August 2007 to September 2007, and continues to serve as a consultant advisor to the company. Mr. Chen brings broad experience and a strong background with both drug and medical device companies. Prior to joining RxElite Holdings Inc., Mr. Chen was the chief executive officer of Cendian Pharmaceuticals, Ltd., a generic drugs company, which later became part of RxElite Holdings Inc. in a merger transaction. Prior to Cendian, Mr. Chen served as vice president, marketing and business development at LifeSpan Biosciences, and prior thereto, held various domestic and international positions at ALARIS Medical Systems and was a management consultant in the pharmaceutical practice at A.T. Kearney.

Mark Auerbach (Nominee) Mr. Auerbach has served as a Director since July 13, 2007. Mr. Auerbach was a board member at Par Pharmaceuticals (NYSE:PRX), a specialty pharmaceutical company, from 1990 to September 2006, with his last position as its Executive Chairman of the Board. Currently, he serves as Chairman of the Board at Neuro-Hitech, Inc. (NASD: NHPI), a biopharmaceutical company, and as a Director and Chairman of the Audit Committee at Optimer Pharmaceuticals (NASD:OPTR). Mr. Auerbach was a partner and a Chief Financial Officer of Central Lewmar LP, a national fine paper merchant with sales of approximately $700M, from 1992 to 2005.

David Rector (Nominee) Mr. Rector has served as a Director since September 24, 2007. Since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. In addition, from 2004 until 2005, Mr. Rector was the President and Chief Executive Officer of Nanoscience Technologies, Inc., a development stage company engaged in the development of DNA nanotechnology, and from 2005 until 2006, Mr. Rector served as its Chief Operating Officer. From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer product craft kits, and a wholly-owned subsidiary of Reckitt & Coleman N.A. From 1982 until 1983, Mr. Rector served as National Accounts & International Manager of Sunset Designs, Inc. and from 1980 until 1982, Mr. Rector served as Sunset Designs, Inc.’s Marketing Manager. From 1972 until 1980, Mr. Rector served in various roles in both the financial and product marketing departments of Crown Zellerbach Corporation, a multi-billion dollar pulp and paper industry corporation. Mr. Rector also serves as a Director of Superior Galleries, Inc., Nanoscience Technologies, Inc., CallKey International, Inc. and Senesco Technologies, Inc. Mr. Rector received a Bachelor of Science degree in business/finance from Murray State University in 1969.

Arie Gutman. (Nominee) Dr. Gutman has served as a Director since February 7, 2008. In 1991, Dr. Gutman founded FineTech Laboratories Ltd, and served as its Chief Executive Officer and President. He continues to serve as President of our FineTech Pharmaceutical Ltd. subsidiary. In 2001, FineTech merged with International Specialty Products (“ISP”), and Dr. Gutman was appointed President and Chief Executive Officer of ISP-FineTech. In 2002, ISP-FineTech was acquired by Par Pharmaceutical and Dr. Gutman was appointed a Director of Par. In 2006, FineTech was divested from Par and Dr. Gutman again became the sole Owner of FineTech. In connection with the FineTech Acquisition in January 2008, Dr. Gutman was appointed President of FineTech Pharmaceutical. Dr. Gutman has been a visiting Professor at various universities in the United States, the United Kingdom, Germany and Japan and has a Ph.D from Cambridge University.

Frank Leo (Nominee) Mr. Leo has served as a Director since February 13, 2008. From January 2007 to December 2007 Mr. Leo was the Chief Executive Officer of Morton Grove Pharmaceuticals and from April 2004 to December 2006 Mr. Leo provided health care and pharmaceutical executive consulting services. From September 1998 to April 2004, Mr. Leo was a group President with Cardinal Health, Inc. and a member of its Operating Committee with responsibilities for its sterile drug manufacturing businesses and contract product development companies. During his tenure at Cardinal, Mr. Leo was instrumental in assisting in the development of Cardinal Health’s overall strategy for the creation of its pharmaceutical technology and services segment and led the start up of its global generic initiative. Previously, Mr. Leo was Chief Operating Officer for Automatic Liquid Packaging and prior thereto, over a 16-year period Mr. Leo served in a variety of roles and along with his team created a highly valued contract sterile drug business that was subsequently sold to Cardinal Health. Mr. Leo has extensive experience and expertise in both drug and medical device products and has worked with private equity firms in identifying unique investment opportunities and has broad experience in managing companies and helping them create a strategic vision.

Management

The persons who are serving as executive officers of the Company as of May 4, 2008 are Jonathan Houssian, Chief Executive Officer, President and Chief Financial Officer, Earl Sullivan, Chief Operating Officer, Shannon Stith, Vice President of Finance and Principal Financial Officer, and Rick Schindewolf, Senior Vice President of Business Development.

The following table and biographical information shows for each of our Executive Officers continuing in office his age, his principal occupation for at least the last five years, his present position with the Company, and his Directorships with other companies whose securities are registered with the SEC.

Name	Age	Position with RxElite

Jonathan Houssian	38	President, Chief Executive Officer, Treasurer and Director
Earl Sullivan	36	Chief Operating Officer
Rick Schindewolf	46	Senior Vice President of New Business Development
Shannon Stith	28	Vice President of Finance, Principal Financial Officer and Secretary

Please see the biography for Mr. Houssian above.

Earl Sullivan. Mr. Sullivan has served as our Chief Operating Officer since October 11, 2007 and from July 13, 2007 to October 11, 2007, Mr. Sullivan served as our Executive Vice President of Operations. Mr. Sullivan has been the Executive Vice President of RxElite Holdings Inc. since May 2002. Mr. Sullivan brings over 10 years of operations experience and has a track record for success in outsourcing partnerships, operational system development and developing early growth companies into mature platforms. Prior to joining RxElite Holdings Inc., Mr. Sullivan was employed at Green Mountain Energy as its Director of Operations where he built and managed the Midwest region through a period of high growth. Prior to Green Mountain Energy, he joined Express-Med in September 1997, where he held increasingly senior roles including General Manager, and helped to build the company from a start-up to over $100M in sales. Mr. Sullivan is an active member in ISPE (International Society of Pharmaceutical Engineers) and PDA (Parenteral Drug Association), as well as participating on several boards for entrepreneurial ventures.

Rick Schindewolf. Mr. Schindewolf has served as our Senior Vice President of new business development since January 21, 2008, where he oversees the business development of FineTech Pharmaceutical. From 1997 to 2008, Mr. Schindewolf was employed at Automated Liquid Packaging, a privately-held contract sterile drug business, which later became Cardinal Health, Inc.'s Woodstock sterile products operations in 1999 as a result of an acquisition. At Cardinal Health, Inc. (NYSE:CAH), Mr. Schindewolf was responsible for the strategic direction, growth, and profitability of Cardinal Health's Blow-Fill-Seal Technology division. From June 1996 to October 1997, Mr. Schindewolf served as Division Controller, Diagnostics Division at Fischer Scientific, where he was responsible for financial controls. From 1990 to 1994, Mr. Schindewolf was employed at Baxter Healthcare in the areas of sterile manufacturing operations, as well as accounting department.

Shannon M. Stith. Ms. Stith has served as our Vice President of Finance and Principal Financial Officer since January 11, 2008 and as our Secretary since February 7, 2008. Ms. Stith served as Vice President and Chief Financial Officer at PCS Edventures!.com, Inc. (PCSV.OB) from August 2005 through January 2008. From March 2005 until August 2005, Ms. Stith was a chief accountant for Washington Group International in the financial reporting department-internal reporting. From May 2001 until February 2004, Ms. Stith was a Paralegal and Controller with Dykas, Shaver & Nipper LLP. Ms. Stith graduated from Boise State University with a Bachelor of Business Administration in Finance and a Masters of Business Administration in 2002 and 2003, respectively.

Compensation of Directors

The following table summarizes the compensation paid to our non-employee directors during the fiscal year ended December 31, 2007:

Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards (1)		Total

Peter W. Williams	$17,625	$200,000	(2)	$217,625

Mark Auerbach	$15,125	$200,000	(2)	$215,125

David Rector	$15,250	$338,289	(3)	$353,539

(1)	Based upon the aggregate grant date fair value calculated in accordance with SFAS 123R and using a Black-Scholes-Merton valuation model.

(2)
On July 13, 2007, we granted a ten-year option to purchase 400,000 shares of our Common Stock at an exercise price of $0.60 per share to each of Messrs. Williams and Auerbach. Such options vest in four equal annual installments commencing on the first anniversary from the date of grant.

(3)
On October 11, 2007, we granted a ten-year option to purchase 400,000 shares of our Common Stock at an exercise price of $0.60 per share to Mr. Rector. Such option vests in four equal annual installments commencing on the first anniversary from the date of grant.

Effective October 11, 2007, the Board adopted a compensation plan to pay its non-employee directors annual fees as follows:

Annual Fee	$25,000

Board Meeting Fee	$1,500	*

Committee Meeting Fee	$1,000	*

Chairman of the Board	$15,000

Audit Committee Chair	$10,000

Compensation Committee Chair	$7,500

Nominating and Corporate Governance Chair	$5,000

Committee Fee	$1,500

* for any meeting held by telephonic conference call, the payment will be reduced by $750 for Board meetings and $500 for Committee meetings.

Directors cannot receive more than $2,000 in compensation for any single day on which meetings of the Board of any Committee are held.

Board of Directors and Committees

On October 11, 2007, our Board of Directors formed an Audit Committee, an Executive Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each member of our committees is “independent” as such term is defined under and required by the federal securities laws. Although we are not listed on the American Stock Exchange, our Directors whom we consider to be independent would qualify as such under the rules of the American Stock Exchange. The Chairman of the Board, Mr. Peter Williams, serves as an ex-officio member of each Committee.

Audit Committee. The Audit Committee of the Board of Directors is currently comprised of Mark Auerbach, David Rector, Frank Leo and Peter W. Williams, each of whom is an independent Director. Mr. Auerbach is a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B and serves as Chairman of the Audit Committee. The Audit Committee’s duties are to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee will at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. The Compensation Committee of the Board of Directors is currently comprised of Mark Auerbach and David Rector. Mr. Rector serves as Chairman of the Compensation Committee. The Compensation Committee reviews and approves our salary and benefits policies, including compensation of executive officers. The Compensation Committee also administers our Incentive Stock Plans and recommends and approves grants of awards under such plan.

Nominating and Corporate Governance Committee. We established a Nominating and Corporate Governance Committee of the Board of Directors, currently comprised of Peter W. Williams and David Rector. Mr. Williams serves as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee considers and makes recommendations on matters related to the practices, policies and procedures of the board and takes a leadership role in shaping our corporate governance. As part of its duties, the Committee assesses the size, structure and composition of the board and board committees, coordinates evaluation of board performance and reviews board compensation. The Committee also screens for candidates considered for election to the board. In this capacity it concerns itself with the composition of the board with respect to depth of experience, balance of professional interests, required expertise and other factors. The Committee evaluates prospective nominees identified on its own initiative or referred to it by other board members, management, stockholders or external sources and all self-nominated candidates. The Committee uses the same criteria for evaluating candidates nominated by stockholders and self-nominated candidates as it does for those proposed by other board members, management and search companies.

Executive Committee. We established an Executive Committee of the Board of Directors, currently comprised of Peter W. Williams and Mark Auerbach. Mr. Williams serves as the Chairman of the Executive Committee. The Executive Committee considers and exercises sole decision making power related to the matters that would normally be brought before the Board of Directors when the members of the Board of Directors are unable to be in session. Notwithstanding the foregoing, the role of the Executive committee is limited to the making of recommendations to the full Board of Directors in connection with the buying or selling of stock by the Company, mergers and acquisitions, changes in operating budgets and the incurrence of debt outside of the ordinary course of business.

On February 7, 2008, our Board of Directors formed a Strategic Planning Committee.

Strategic Planning Committee. We established a Strategic Planning Committee comprised of officers and directors which reports to the Board of Directors. This Committee is currently comprised of Frank Leo, David Rector, Jonathan Houssian, Earl Sullivan, and Rick Schindewolf. Mr. Leo serves as the Chairman of the Strategic Planning Committee. The Strategic Planning Committee was established to create a strategic plan and mission statement of the Company.

Meetings of the Board and Committees

During the year ended December 31, 2007, the Board of Director held 10 meetings and acted by written consent on no occasions. No Director attended fewer than 75% of the meetings held during the year. All of our directors participated in all of the meetings of the Board of Directors during the year ended December 31, 2007.

During the year ended December 31, 2007, the Audit Committee held no meetings and acted by written consent on no occasions.

During the year ended December 31, 2007, the Nominating and Corporate Governance Committee held no meetings and acted by written consent on no occasions.

During the year ended December 31, 2007, the Compensation Committee no meetings and acted by written consent on no occasions.

Code of Ethics

A copy of the Code of Ethics for our non-employee directors, employees and management, including our Principal Financial Officer and Chief Executive Officer, is available on the Investors/Corporate Governance section of our website, www.rxelite.com/corp_gov.php.

COMMUNICATION WITH DIRECTORS

The Company has established procedures for stockholders or other interested parties to communicate directly with the Board of Directors. Such parties can contact the Board of Directors by mail at: RxElite, Inc. Board of Directors, Attention: Peter Williams. All communications made by this means will be received by the Chairman of the Board.

COMPENSATION AND COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION

No current member of the Compensation Committee is now an officer or an employee of the Company or any of its subsidiaries.

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference future filings, including this Proxy Statement, in whole or in part, the following Audit Committee Report and Accounting Fees shall not be incorporated by reference into any such filings.

Item 11. Executive Compensation.

The following table summarizes the compensation paid by us for services rendered during the years ended December 31, 2007 and 2006 to each person who, during 2007, served as our Chief Executive Officer and each of our two other most highly compensated executive officers for the fiscal year ended December 31, 2007. We refer to these officers collectively as “Named Executive Officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation		Total
Daniel Chen (2)	2007	$251,367	$125,000	$189,000	$24,013	(3)	$589,380
Chief Executive Officer, Treasurer and Director	2006	$176,400	$35,000	-	$3,180	(4)	$214,580

Jonathan Houssian	2007	$243,866	$62,500	$216,014	$3,180	(4)	$525,560
President, Chief Executive Officer, Chief Financial Officer and Director	2006	$176,400	$35,000	-	$3,180	(4)	$214,580

Earl Sullivan	2007	$188,867	$42,750	$144,984	$1,326	(4)	$377,927
Chief Operating Officer	2006	$146,800	$20,000	-	$249,278	(5)	$416,078

(1)
Based upon the aggregate grant date fair value calculated in accordance with FAS No. 123(R), Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 17 to our December 31, 2007 financial statements.

(2)	Mr. Chen ceased performing the duties of Chief Executive Officer and Treasurer on September 21, 2007.

(3)	Consists of compensation payable to Mr. Chen in connection with his resignation as Chief Executive Officer and Treasurer on September 31, 2007.

(4)	Represents life insurance premiums paid by us on behalf of Messrs. Chen, Houssian and Sullivan. The beneficiary of the policies is the Company.

(5)
Consists of life insurance premiums of $253 per year and a gain of $249,025 as a result of the reduction of the exercise price of a warrant held by Mr. Sullivan to purchase 528,007 shares of our Common Stock at a price of $0.474 per share to a price of $0.00237 per share. 132,004 shares subject to the warrant remained unexercised and unvested as of December 31, 2006. We valued the adjustment to the warrant exercise price according to Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments (SFAS 123R) using the Black-Scholes method. SFAS 123R requires all stock-based awards, including employee stock options, to be recognized in the income statement based on their fair values. The dollar amount represents the total compensation expense for stock option awards to be recognized in our financial statements over the requisite service period in accordance with SFAS 123R. For information regarding our valuation of option awards, refer to Note 17 to our Consolidated Financial Statements.

Mr. Houssian was appointed as Chief Executive Officer and Chief Financial Officer effective September 21, 2007.

Ms. Stith, our Vice President of Finance and Principal Financial Officer, was not with the Company during the fiscal year ended December 31, 2007. Mr. Schindewolf, our Senior Vice President, also was not with the Company during the fiscal year ended December 31, 2007

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with regard to equity awards granted to each named executive officer that were outstanding as of December 31, 2007.

	Option awards
Name	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Daniel Chen	436,000	$0.66	07/05/2012
	552,432	$0.85	10/29/2009
	450,375	$0.60	10/29/2009
	32,895	$0.76	12/31/2009
Jonathan Houssian	505,624	$0.66	07/05/2012
	32,895	$0.76	12/31/2009
Earl Sullivan	132,004	$0.00237	11/04/2010
	259,825	$0.60	07/05/2017
	70,960	$0.85	10/29/2009
	25,000	$0.76	12/31/2009

2007 Option Exercises and Stock Vested Table

The Named Executive Officers did not exercise any option awards and did not have any stock awards vest during the year ended December 31, 2007.

Pension Benefits and Deferred Compensation Plans

The Company does not provide pension benefits or deferred compensation plans.

Employment Agreements and Change-in-Control Agreements

Effective as of November 1, 2003, RxElite Holdings Inc. entered into an Employment Agreement with Jonathan Houssian, pursuant to which Mr. Houssian is employed as President of RxElite Holdings Inc. The Employment Agreement was amended and restated as of January 4, 2006 and November 27, 2006. The current term of the Agreement expires on December 31, 2010, but will be automatically renewed for additional five-year periods until RxElite Holdings Inc. gives Mr. Houssian written notice of its intent not to renew at least 60 days prior to the end of the then current term. Mr. Houssian’s present base salary is $250,000 per annum. If Mr. Houssian’s employment is terminated under certain circumstances, he will be entitled to severance and the continuation of benefits for the greater of 24 months and the balance of the term. If RxElite Holdings Inc. experiences a change of control after which Mr. Houssian’s Employment Agreement is not fully reaffirmed by the succeeding entity, Mr. Houssian will continue to receive (i) benefits for the greater of 24 months and the balance of the term and (ii) the sum of (x) a lump sum cash payment of his severance payment as if the Employment Agreement is terminated without cause as of the date of the change of control plus (y) a lump sum cash payment of Mr. Houssian’s salary and bonuses (which bonuses shall not be less than 20% of base salary) through the balance of the term.

Effective as of November 1, 2003, RxElite Holdings Inc. entered into an employment agreement with Earl Sullivan, pursuant to which Mr. Sullivan is employed as Executive Vice President of Operations of RxElite Holdings Inc. The Employment Agreement was amended and restated as of January 4, 2006 and November 27, 2006. The current term of the Agreement expired on December 31, 2007, but will be automatically renewed for additional two-year periods. Mr. Sullivan’s present base salary is $190,000 per annum. If Mr. Sullivan’s employment is terminated under certain circumstances, he will be entitled to severance and the continuation of benefits for the greater of 12 months and the balance of the term. If RxElite Holdings Inc. experiences a change of control after which Mr. Sullivan’s Employment Agreement is not fully reaffirmed by the succeeding entity, Mr. Sullivan will continue to receive (i) benefits for the greater of 24 months and the balance of the term and (ii) the sum of (x) a lump sum cash payment of his severance payment as if the Employment Agreement is terminated without cause as of the date of the change of control plus (y) a lump sum cash payment of Mr. Sullivan’s salary and bonuses (which bonuses shall not be less than 20% of the base salary) through the balance of the term.

In connection with the FineTech Acquisition, on January 4, 2008, we entered into an Employment Agreement with Dr. Arie L. Gutman, the sole Owner of FineTech, engaging Dr. Gutman to serve as President of FineTech Pharmaceutical. The initial term of the Employment Agreement is three years and may be extended by mutual agreement. Pursuant to the Employment Agreement, Dr. Gutman is entitled to receive an annual base salary of $190,000, which may be increased annually as determined by our Board of Directors, and a bonus of up to 30% of his base salary, to be determined by the board in its sole discretion. Dr. Gutman is eligible for grants of options, restricted stock and/or other awards under our 2007 Incentive Stock Plan, which options shall immediately vest if Dr. Gutman’s employment is terminated without “cause” or upon a “change of control” (as defined in the Employment Agreement). We may terminate Dr. Gutman’s employment for “cause” 30 days after we notify Dr. Gutman of the cause, provided that such cause has not been remedied during such 30 days period. We may also terminate Dr. Gutman’s employment without “cause” at any time upon 30 days prior written notice. If Dr. Gutman’s employment is terminated without cause, then (i) any unvested stock options held by Dr. Gutman will immediately vest, (ii) we will be obligated to continue to pay Dr. Gutman his then current annual base salary for a period of twelve months and to reimburse Dr. Gutman for the costs of obtaining benefits comparable to those that he received while employed by us, until twelve months following his termination or, if sooner, until such time as Dr. Gutman obtains other employment that provides comparable benefits. Dr. Gutman may voluntarily terminate his employment upon 270 days prior written notice, if such termination occurs during the initial three year term, or upon 60 days notice, if such termination occurs thereafter. Upon our receipt of any such notice of voluntary termination by Dr. Gutman, we may accelerate the resignation to an earlier date. Under the Employment Agreement, Dr. Gutman is prohibited from competing with us and with FineTech Pharmaceutical during the term of employment and for one year after any termination of his employment.

Effective as of January 21, 2008, RxElite Holdings Inc. entered into a five-year employment agreement with Rick Schindewolf, which was amended on February 11, 2008, pursuant to which Mr. Schindewolf is employed as our Senior Vice President of new business development at an annual base salary of $185,000, subject to increases at our Board of Director’s discretion. Mr. Schindewolf is entitled to receive (i) during 2008, 5% of EBITDA generated from new contracts or products, exclusive of contracts and products transferred to us in connection with the FineTech Acquisition, (ii) 3% of any EBITDA created on new product deals or other transactions originated by us or Mr. Schindewolf and (iii) 1.5% of any EBITDA created from deals that were under discussion prior to January 21, 2008 and that were being negotiated with Mr. Schindewolf’s prior employer. Pursuant to the Employment Agreement, as amended, Mr. Schindewolf was granted an option to purchase up to 250,000 shares of our Common Stock at an exercise price of $0.87 per share. Such option vests as to 50% of the shares subject to the option on February 1, 2009 and 50% thereafter in four equal quarterly installments. If Mr. Schindewolf’s Employment Agreement is terminated without “cause” (as defined in the Employment Agreement) during the first three years of its term, Mr. Schindewolf is entitled to receive one year of continued base salary, the vesting of all unvested stock options and continued benefits for up to 12 months. If Mr. Schindewolf’s Employment Agreement is terminated without “cause” thereafter, Mr. Schindewolf will be entitled to receive six months of continued base salary, the immediate vesting of all stock options (which will also occur upon change of control) and continued benefits for up to six months. The Employment Agreement also stipulates that Mr. Schindewolf shall refrain from competing with us or soliciting employees from us for a period of one year from the date of termination of employment.

On January 11, 2008, we entered into a three-year employment agreement with Shannon M. Stith, which was amended on February 11, 2008, pursuant to which Ms. Stith is employed as our vice president of finance and principal financial officer. Ms. Stith’s present base salary is $105,000 per annum, which will increase to $120,000 upon Ms. Stith’s successful completion of the CPA exam in Idaho. In addition, Ms. Stith is entitled to (i) a discretionary bonus of up to 20% of her base salary, (ii) a $5,000 signing bonus and (iii) an option to purchase up to 75,000 shares of our Common Stock at $0.58 per share. Such option vests as to 50% of the shares subject to the option on February 1, 2009 and 50% thereafter in four equal quarterly installments. If Ms. Stith’s employment is terminated without “cause” (as defined in the Employment Agreement) Ms. Stith will be entitled to receive one year of continued base salary and benefits and the immediate vesting of all stock options (which will also occur upon change of control). The Employment Agreement also stipulates that Ms. Stith shall refrain from competing with us for a period of one year from the date of termination of employment.

Effective as of November 5, 2003, RxElite Holdings Inc. entered into an Employment Agreement with Daniel Chen. The Employment Agreement was amended and restated as of January 4, 2006 and November 27, 2006. On January 16, 2008, we entered into a Departure Agreement and general release with Daniel Chen, effective as of December 14, 2007, to terminate Mr. Chen’s existing Employment Agreement (subject to certain continuing non-competition obligations) and to engage Mr. Chen as an at-will Consultant. Pursuant to the Departure Agreement we have agreed to pay Mr. Chen (i) in installments in accordance with regularly scheduled payroll, his salary of $250,000 per annum and medical and dental insurance premiums, until December 31, 2010, (ii) a 2007 bonus of $125,000, and (iii) four weeks of accrued and unused vacation and/or sick days in the amount of $20,833, which foregoing terms are consistent with the terms of termination under Mr. Chen’s Employment Agreement. We and Mr. Chen also granted each other full general releases of any and all claims related to Mr. Chen’s employment with us or RxElite Holdings Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 10, 2008 by:

•	each person or entity known by us to beneficially own more than 5% of our Common Stock;
•	each of our directors;
•	each of the executive officers; and
•	all of our directors and executive officers as a group.

The percentages of Common Stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and investment power with respect to such shares of our Common Stock. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 1404 N. Main Street, Suite 200, Meridian, Idaho 83642. Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of April 10, 2008, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options and warrants, but are not deemed outstanding for computing the percentage of any other stockholder

Beneficial Owner	Shares Beneficially Owned		Percent of Class (1)
Daniel Chen	10,018,257	(2)	8.51%
Jonathan Houssian	8,162,188	(3)	6.96%
Tiburon LLC	7,656,564	(3)	6.52%
Mark Auerbach	474,999	(4)	*
Peter W. Williams	62,501	(5)	*
Earl Sullivan	1,503,785	(6)	1.29%
David Rector	-		-
Arie Gutman	18,832,383	(7)	16.16%
Frank Leo	-		-
CastlerRigg Master Investments, Ltd.	33,564,199	(8)	28.86%
Directors and Executive Officers as a group (10 persons)	39,054,113		32.60%

*   Indicates beneficial ownership of less than 1% of the total outstanding Common Stock.
(1)	Based on 116,315,303 shares of our Common Stock outstanding on April 10, 2008.
(2)	Includes (i) 1,002,807 shares issuable upon exercise of currently exercisable warrants and (ii) 436,000 shares issuable upon exercise of currently exercisable stock options.
(3)
Includes (i) 505,624 shares issuable upon exercise of currently exercisable stock options and (ii) 7,129,653 shares held by Tiburon LLC and (iii) 532,905 shares issuable upon exercise of currently exercisable warrants held by Tiburon LLC. Jonathan Houssian, the managing member of Tiburon LLC, exercises sole voting and dispositive power with respect to the shares held by Tiburon LLC. Mr. Houssian disclaims beneficial ownership with respect to such shares.

(4)
Represents (i) 316,667 shares held by Susan Auerbach and (ii) 158,333 shares issuable upon exercise of currently exercisable warrants held by Susan Auerbach. Susan Auerbach is the wife of Mark Auerbach and exercises sole voting and dispositive power with the respect to shares held by her. Mr. Auerbach disclaims beneficial ownership with respect to such shares.

(5)
Includes 20,833 shares issuable upon exercise of currently exercisable warrants. All shares are held as tenants in common by Mr. Williams and members of his family in which Mr. Williams has a 20% beneficial ownership.

(6)	Includes 462,789 shares issuable upon exercise of currently exercisable warrants.
(7)	Includes 200,000 shares issuable upon exercise of currently exercisable warrants.
(8)	Includes 18,646,777 shares issuable upon exercise of currently exercisable warrants and 9,323,389 shares upon the conversion of a convertible note.

Ssection 16(a) Beneficial Ownership Reporting Compliance and Related Person Transactions

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the year ended December 31, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 30, 2002, we issued a Promissory Note with a principal amount of $120,000 to William and Helen Houssian, the parents of Jonathan Houssian, our President and Chief Executive Officer and a member of our Board of Directors. The promissory note was payable beginning on June 1, 2002, in three hundred sixty (360) monthly payments of $2,500 per month with an interest rate of 25%. The promissory note allowed for pre-payment at double the amount currently owed at any time plus any missed installments. This note was paid in full in July 2007.

On December 31, 2007, the holder of our senior secured Convertible Note (CastlerRigg Master Investments, Ltd) entered into a Put Agreement with Tiburon LLC, an Idaho limited liability company. Jonathan Houssian, our President and Chief Executive Officer, is the sole managing member of Tiburon LLC. Pursuant to the Put Agreement, upon an event of default under the Convertible Note, the noteholder may compel Tiburon LLC to purchase up to $10,500,000 principal amount of the Note at the greater of (i) up to 125% of the sum of the outstanding principal, interest and late fees, depending on the nature of the default or (ii) the product of (a) the number of shares into which the Note (including all principal, interest and late fees) may be converted and (b) the product of (1) 150% and (2) the highest closing sale price of our Common Stock beginning on the date immediately preceding the event of default and ending on the date the noteholder delivers its redemption notice for such event of default. This right of the noteholder is valid until the earlier of (i) the maturity date of the Note and (ii) the date that we satisfy our quarterly debt to EBITDA ratio minimums for two consecutive fiscal quarters, all as more specifically described in the Note.

Tiburon LLC’s obligations under the Put Agreement are secured by a pledge by Tiburon LLC to the noteholder of 6,879,653 shares of our Common Stock pursuant to a Pledge Agreement, dated as of December 31, 2007, between Tiburon LLC and the noteholder. To the extent Tiburon LLC fails to satisfy its obligations under the Put Agreement, the noteholder’s sole remedies against Tiburon LLC are pursuant to the Pledge Agreement.

On January 18, 2008, we entered into a Letter Agreement with the Castlerigg Master Investments, Ltd., a beneficial owner of at least 5% of our Common Stock, pursuant to which we amended certain terms of the Convertible Note and the Series A Warrant and Series B Warrant issued by us on December 31, 2007. Pursuant to the Letter Agreement, the Consolidated EBITDA (as defined in the Convertible Note) thresholds contained in the Convertible Note for the fiscal quarter ending March 31, 2008 were lowered by $500,000 and the value of up to 1,000,000 shares of Common Stock that may be issued to consultants during the fiscal quarter ending March 31, 2008 was added to our Consolidated EBITDA for such fiscal quarter. In addition, the definition of “Excluded Securities” with respect to anti-dilution price protection in both the Convertible Note and the Series A Warrant and Series B Warrant was expanded to include the issuance of up to 1,000,000 shares of Common Stock that may be issued to consultants during the fiscal quarter ending March 31, 2008.

In consideration for Dr. Gutman’s non-competition undertaking and assignment of royalty rights in connection with the FineTech Acquisition, on January 22, 2008, we issued 18,632,383 shares of our Common Stock to Dr. Gutman, one of our directors. We also entered into a Registration Rights Agreement, dated January 4, 2008, with Dr. Gutman, pursuant to which we granted Dr. Gutman the right to demand that we register and maintain the effectiveness of up to two registration statements (or more, under certain circumstances) and “piggy-back” registration rights with respect to the shares of our Common Stock he received, commencing on January 4, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant, HJ & Associates, LLC for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2007 were $106,546 and $0 for the fiscal year ended December 31, 2006. . HJ & Associates, LLC was engaged as our principal accountant effective July 16, 2007, and their services included auditing the financial statements contained in their report on Form 10-KSB for the fiscal year ended December 31, 2007. Prior to July 16, 2007, the independent principal accountant for RxElite, Inc. was Li & Company, PC. We completed our reverse merger on July 13, 2007 with RxElite Holdings Inc. and in accordance with applicable SEC rules, because (i) the former stockholders of RxElite owned a majority of the outstanding shares of our common stock and (ii) our primary business unit became the business previously conducted by RxElite Holdings Inc., the surviving company for accounting purposes was RxElite Holdings Inc. Prior to the merger, RxElite Holdings Inc. was a private company and did not file reports with the SEC.

Audit Related Fees

The aggregate fees billed for other related services, delivery of registration statement consents and due diligence provided by our principal accountant, HJ & Associates, LLC, that are reasonably related to the performance of the audit or review of our financial statements for the years ended December 31, 2007 and 2006 was $0 and $0.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant, HJ & Associates, LLC, for tax compliance, tax advice and tax planning during the years ended December 31, 2007 and 2006 was $0 and $0.

All Other Fees

The aggregate fees billed for professional services rendered by our principal accountant, HJ & Associates, LLC, for all other services during the years ended December 31, 2007 and 2006 was $0 and $0.

Audit Committee

Our Audit Committee, approved, in advance, all work performed by our principal accountant, HJ & Associates, LLC.

Change in Accountants

Effective as of July 13, 2007, we dismissed Li & Company, PC as our independent accountants. Li & Company, PC had previously been engaged as the principal accountant to audit our financial statements. The reason for the dismissal of Li & Company, PC is that, following the consummation of the our reverse merger on July 13, 2007 with RxElite Holdings Inc. (i) the former stockholders of RxElite owned a majority of the outstanding shares of our common stock and (ii) our primary business unit became the business previously conducted by RxElite Holdings Inc. The independent registered public accountant of RxElite Holdings Inc. was the firm of HJ & Associates, LLC. We believed that it is in our best interest to have HJ & Associates, LLC continue to work with our business, and we therefore retained HJ & Associates, LLC as our new independent registered accounting firm, effective as of July 16, 2007.

The report of Li & Company, PC on our September 30, 2006, financial statements did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report was qualified as to our ability to continue as a going concern. The decision to change accountants was approved by our Board of Directors on July 13, 2007.

During our two most recent fiscal years and the subsequent interim period from January 10, 2007 (the date of engagement of Li & Company, PC), through the original date of dismissal on July 13, 2007, there were no disagreements with Li & Company, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of Li & Company, PC, would have caused it to make reference to the matter in connection with its reports.

As of July 16, 2007, HJ & Associates, LLC was engaged as our new independent registered public accountants. The appointment of HJ & Associates, LLC was approved by our Board of Directors. During our two most recent fiscal years and the subsequent interim period through July 16, 2007 (the date of engagement of HJ & Associates, LLC), we did not consult HJ & Associates, LLC regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 15. EXHIBITS AND SCHEDULES

Exhibits.

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of July 13, 2007, by and among Southridge Technology Group, Inc., RxElite Holdings Inc., and RxElite Acquisition Corp.

3.1(2)	Certificate of Incorporation of Southridge Technology Group, Inc.

3.2(8)	Amended and Restated Bylaws of Southridge Technology Group, Inc.

3.3(9)	First Amendment to Amended and Restated Bylaws

10.1(6)	Letter Agreement, dated January 18, 2008, between RxElite, Inc. and Castlerigg Master Investments Ltd.

10.2(3)	Securities Purchase Agreement, dated as of December 31, 2007, between RxElite, Inc. and Castlerigg Master Investments Ltd.

10.3(3)	Registration Rights Agreement, dated as of December 31, 2007, between RxElite, Inc. and Castlerigg Master Investments Ltd.

10.4(3)	Senior Secured Convertible Note, dated December 31, 2007.

10.5(3)	Series A Warrant, dated December 31, 2007.

10.6(3)	Series B Warrant, dated December 31, 2007.

10.7(3)	Security Agreement, dated as of December 31, 2007, by and among RxElite, Inc., RxElite Holdings, Inc. and Castlerigg Master Investments Ltd.

10.8(3)	Pledge Agreement, dated as of December 31, 2007, by and between RxElite, Inc. and Castlerigg Master Investments Ltd.

10.9(4)	Asset Purchase Agreement, dated as of January 4, 2008, by and between RxElite Israel Ltd. and FineTech Laboratories, Ltd.

10.10(4)	Assignment & Non-Competition Agreement, dated as of January 4, 2008, by and between RxElite, Inc. and Dr. Arie Gutman

10.11(4)	Registration Rights Agreement, dated as of January 4, 2008, by and between RxElite, Inc. and Dr. Arie Gutman

10.12(4)	Employment Agreement, dated as of January 4, 2008, by and between RxElite, Inc. and Dr. Arie Gutman

10.13(5)	Departure Agreement and General Release, dated as of January 16, 2008, by and between RxElite, Inc. and Daniel Chen

10.14(5)	Employment Agreement, dated as of January 11, 2008, by and between RxElite, Inc. and Shannon Stith

10.15(7)	Employment Agreement, dated as of January 21, 2008, by and between RxElite Holdings Inc. and Rick Schindewolf

10.16(1)	Second Amended and Restated Employment Agreement, made as of November 27, 2006, between RxElite Holdings Inc. and Jonathan Houssian

10.17(1)	Second Amended and Restated Employment Agreement, made as of November 27, 2006, between RxElite Holdings Inc. and Earl Sullivan

10.18(1)	Stock Purchase Agreement, dated as of July 13, 2007, by and among Southridge Technology Group, Inc., Joseph M. Garzi and Sunodia Partners LP.

10.21(1)	Stock Purchase Agreement, dated as of January 19, 2007, by and between RxElite Holdings Inc. and the investors listed on Exhibit A thereto.

10.22(1)	Form of First Amendment to Stock Purchase Agreement.

10.23(1)	Form of Amended and Restated Registration Rights Agreement.

10.24(1)	Form of Warrant Agreement.

10.25(1)	Form of Warrant Agreement issued pursuant to the Stock Purchase Agreement, dated as of January 19, 2007.

10.26(1)	Form of First Amendment to Warrant Agreement.

10.27(1)	Form of Escrow Agreement.

10.28(1)	Stock Purchase Agreement dated as of July 13, 2007 between Southridge Technology Group, Inc., RxElite Holdings Inc. and International Capital Advisory Inc..

10.29(1)	Stock Purchase Agreement dated as of July 13, 2007 between Southridge Technology Group, Inc., RxElite Holdings Inc. and Mr. Wu Kong King.

10.30(1)	Form of Securities Purchase Agreement.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No.1 to Form 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2008.

RxELITE, INC.

By:	/s/ Jonathan Houssian
Jonathan Houssian
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

April 29, 2008	/s/ Jonathan Houssian
Jonathan Houssian President and Chief Executive Officer and Director (Principal Executive Officer)
April 29, 2008	/s/ Shannon Stith
Shannon Stith Vice President of Finance, Principal Accounting Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)
April 29, 2008	/s/ Mark Auerbach
Mark Auerbach Director
April 29, 2008	/s/ David Rector
David Rector Director

April 29, 2008
Daniel Chen Director

April 29, 2008	/s/ Peter W. Williams
Peter W. Williams Director and Chairman

April 29, 2008	Arie Gutman Director

/s/ Frank Leo
April 29, 2008	Frank Leo Director