Form 10-Q
period 2008-03-31
RxElite, Inc.
filed 2008-05-19
CIK 1346405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission file number: 000-52454

RxElite, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	10-0002110
State or other Jurisdiction of	I.R.S. Employer
Incorporation or Organization	Identification No.

1404 North Main, Suite 200 Meridian, Idaho	83642
Address of Principal Executive Offices	Zip Code

Registrant's telephone number, including area code (208) 288-5550

(Former name or former address, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer(Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2008
Common Stock, $0.001 Par Value	116,315,303

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
FORM 10-Q

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,081,048	$10,113,584
Accounts receivable, net	2,176,346	494,762
Related party accounts receivable	262,578	465,378
Related party receivable	-	8,945
Inventory	9,658,516	7,353,339
Prepaid expenses	953,535	94,272
Total Current Assets	14,132,023	18,530,280

Fixed Assets, Net	6,201,377	1,832,573

Intangible Assets, Net	5,510,456	67,194

Goodwill	10,678,793	-

Other Assets:
Restricted deposits	686,872	682,680
Other assets	200,577	153,638
Total Other Assets	887,449	836,318

TOTAL ASSETS	$37,410,098	$21,266,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,262,073	$5,720,737
Accrued rebates	900,179	273,148
Notes payable - related party	100,000	100,000
Accrued payroll and associated liabilities	749,765	673,918
Current portion of severance obligation	318,518	334,009
Current portion of capital lease obligations	42,852	43,433
Payable to former preferred stockholders, net	1,291,769	-
Total Current Liabilities	12,665,156	7,145,245

Long Term Liabilities:
Severance obligation	395,451	455,881
Payable to former preferred stockholders, net	-	1,255,692
Capital lease obligations	47,616	56,904
Senior secured convertible note, net of discount of $9,194,481 and $10,444,152, respectively	1,305,519	55,848
Total Long Term Liabilities	1,748,586	1,814,325
Total Liabilities	14,413,742	8,959,570

Stockholders' Equity:
Preferred stock, $0.01 Par Value, 1,000,000 Shares Authorized, 0 Shares Issued and Outstanding	-	-
Common stock, $0.001 Par Value, 200,000,000 Shares Authorized, 116,315,303 and 96,682,920 Shares Issued and Outstanding, respectively	116,315	96,683
Additional paid-in capital	58,555,561	40,845,792
Accumulated deficit	(35,675,520)	(28,635,680)
Total Stockholders' Equity	22,996,356	12,306,795

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,410,098	$21,266,365

See notes to Condensed Consolidated Financial Statements

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

REVENUES, (Net of discounts and allowances of $1,079,594 and $18,694, respectively)	$2,999,403	$146,873

COST OF SALES	2,642,142	139,245

GROSS PROFIT	357,261	7,628

OPERATING EXPENSES
Selling expense	144,967	450,733
Salaries, wages, and benefits expense	1,366,705	533,643
Research and development	154,356	809,558
General and administrative expense	854,771	303,066
Amortization expense	132,992	650
Depreciation expense	177,252	37,503
Total Operating Expense	2,831,043	2,135,153

LOSS FROM OPERATIONS	(2,473,782)	(2,127,525)

OTHER INCOME (EXPENSE)
Interest Income	15,828	25,901
Interest expense and penalties	(310,548)	(100,398)
Amortization of debt discount	(1,305,519)	-
Loss on note conversion rate change	(3,755,678)	-
Termination of development agreement	800,000	-
Other expense	(10,141)	(6,340)
Total Other Income (Expense)	(4,566,058)	(80,837)

NET LOSS	$(7,039,840)	$(2,208,362)

Basic and diluted loss per share	$(0.06)	$(0.06)

Weighted average shares outstanding	115,078,715	36,861,241

See Notes to Condensed Consolidated Financial Statements

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities
Net Loss	$(7,039,840)	$(2,208,362)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	469,240	38,153
Amortization of debt discount	1,305,519	-
Amortization of capitalized costs	28,654	-
Amortization of prepaid expenses	160,000	-
Fair value of stock options issued and vesting	127,737	-
Subscription Shares Issued for Employee Compensation	-	15,229
Subscription Shares Issued for Services	-	3,495
Termination of development agreement	(800,000)	-
Loss on note conversion rate change	3,755,678
Decrease (Increase) in Operating Assets
Accounts and Related Party Receivables, Net	(1,672,639)	(1,447)
Inventory	(2,782,444)	(451,270)
Prepaid Expenses	(599,263)	10,636
Capitalized Costs	(75,592)	-
Other Assets	(4,192)	(141,171)
Increase (Decrease) in Operating Liabilities
Accounts Payable	4,341,336	(1,059,974)
Accrued Expenses	738,953	116,729
Net Cash Used in Operating Activities	(2,006,853)	(3,677,981)

Cash Flows from Investing Activities:
Cash paid for acquisition costs	(186,500)	-
Purchase of assets	(6,763,393)	(167,283)
Net Cash Used in Investing Activities	(6,949,893)	(167,283)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock and Common Stock Subscribed	-	2,249,947
Proceeds from Convertible Debentures/Notes Payable/Capital leases	-	-
Payments on Convertible Debentures/Notes Payable/Capital leases	(75,790)	(106,719)
Net Cash Used by Financing Activities	(75,790)	2,143,228

Net Increase (Decrease) in Cash and Cash Equivalents	$(9,032,536)	$(1,702,036)
Cash and Cash equivalents, Beginning of Period	10,113,584	2,403,144
Cash and Cash Equivalents, End of Period	$1,081,048	$701,108

See notes to Condensed Consolidated Financial Statements

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1 - ORGANIZATION AND MERGER

We develop and market generic prescription drug products in specialty generic markets in the areas of anesthesia, sterile liquid dose drugs (which includes ophthalmic and sterile inhalation respiratory products and injectible drugs) and active pharmaceutical ingredients (API).

We were formed as a Delaware limited liability company in November 2001 for the purpose of providing customized computing and communications services and solutions for small to medium-sized businesses. On August 24, 2005, we were converted into a Delaware corporation and changed our name from Southridge Technology Group, LLC to Southridge Technology Group, Inc. On July 13, 2007, we completed a reverse merger, pursuant to which a wholly-owned subsidiary of ours merged with and into a privately held Delaware corporation engaged in the development and marketing of generic pharmaceuticals, RxElite Holdings Inc., with the private company being the surviving company. In connection with the reverse merger, we discontinued our former business and succeeded to the business of RxElite Holdings Inc. as our sole line of business. For financial reporting purposes, RxElite Holdings Inc., and not us, is considered the accounting acquirer. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of RxElite Holdings Inc. and do not include our historical financial results. Our July 13, 2007 merger is being accounted for as a reverse acquisition and recapitalization of RxElite Holdings Inc. for financial accounting purposes. Consequently, the assets and liabilities and the historical operations reflected in the financial statements prior to the merger are those of RxElite Holdings Inc. and recorded at the historical cost basis of RxElite Holdings, and the consolidated financial statements after completion of the merger includes our assets and liabilities and the assets and liabilities of RxElite Holdings Inc., historical operations of RxElite Holdings Inc. and our operations from the closing date of the merger.

On October 29, 2007, we amended our certificate of incorporation to change our name to “RxElite, Inc.” from “Southridge Technology Group, Inc.” and to increase the number of shares of authorized capital stock to 201,000,000, divided into two classes: 200,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. Prior to the amendment, the number of shares of authorized capital stock was 99,000,000, divided into two classes: 98,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.

On January 4, 2008, our wholly owned subsidiary, FineTech Pharmaceutical Ltd. (formerly known as RxElite Israel Ltd.), a company organized under the laws of the State of Israel (“FineTech Pharmaceutical”), entered into an asset purchase agreement pursuant to which it purchased substantially all of the assets of FineTech Laboratories, Ltd., a privately held company organized under the laws of the State of Israel (“FineTech”).

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION

The interim financial information of the Company as of March 31, 2008 and March 31, 2007 is unaudited. The balance sheet as of December 31, 2007 is derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with GAAP. The accounting policies followed for quarterly financial reporting conform to the accounting policies disclosed in Note 2 to the Notes to Financial Statements for the year ended December 31, 2007. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim period reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2007.

NOTE 3 - GOING CONCERN

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

Immediately following the Reverse Merger, which we completed on July 13, 2007, the Company raised $10,703,092 of equity capital and converted $1,899,273 of convertible debentures through the issuance of 21,003,959 units in a private placement. In addition, the Company raised additional gross proceeds in the amount of $10,500,000 through the sale of shares of our common stock, a senior secured convertible note and related common stock warrants completed on December 31, 2007.

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

NOTE 4 – ACCOUNTS RECEIVABLE

At December 31, 2007, the Company’s accounts receivable was $494,762, net of allowances for doubtful accounts and payment discounts of $4,092, and $3,914, respectively. At March 31, 2008, the Company’s accounts receivable was $2,176,346, net of allowances for doubtful accounts and payment discounts of $4,242, and $50,840, respectively.

NOTE 5 – RELATED PARTY ACCOUNTS RECEIVABLE

At December 31, 2007, the Company had an accounts receivable from a related party of $465,378. The receivable is due from a supplier. At March 31, 2008, the Company continued to have $262,578 of this receivable outstanding. In March 2008, the Company received product from our supplier worth $202,800. The amount of the received product was offset against the then outstanding receivable amount.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 6 – FIXED ASSETS

RxElite, Inc.

Assets and depreciation as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Equipment	$131,494	$-
Furniture, Fixtures, and Office Equipment	32,452	163,945
Building (in construction)	493,202	483,407
Computer hardware and software	761,670	758,123
Product (vaporizers)	2,514,019	959,856
Installation Costs (vaporizers)	69,860	-
Gross Fixed Assets	4,002,687	2,365,331
Accumulated Depreciation	(786,192)	(532,758)
Total Fixed Assets	$3,216,495	$1,832,573

FineTech Pharmaceutical, Ltd.

Assets and depreciation as of March 31, 2008 are as follows:

March 31, 2008
Equipment	$2,638,920
Furniture, Fixtures, and Office Equipment	107,530
Building	283,100
Computer hardware and software	28,400
Other	38,400
Gross Fixed Assets	3,096,350
Accumulated Depreciation	(111,468)
Total Fixed Assets	$2,984,882

Summary:

	March 31, 2008	December 31, 2007
Equipment	$2,770,414	$-
Furniture, Fixtures, and Office Equipment	139,982	163,945
Building (includes in construction)	776,302	483,407
Computer hardware and software	790,070	758,123
Product (vaporizers)	2,514,019	959,856
Installation Costs (vaporizers)	69,860	-
Other	38,400	-
Gross Fixed Assets	7,099,037	2,365,331
Accumulated Depreciation	(897,660)	(532,758)
Total Fixed Assets	$6,201,377	$1,832,573

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 7 – INTANGIBLE ASSETS

RxElite, Inc.

Intellectual property consists of a patent valued at $25,000 and an FDA approved “Abbreviated New Drug Application” (ANDA) for the generic pharmaceutical Fluoxetine valued at $50,000.

Patent and ANDA acquisition and application costs are recorded at cost. Patent costs are amortized over their remaining useful life, not to exceed their legal life.  ANDA acquisition and application costs are recorded at cost and their value is periodically tested for impairment. At December 31, 2007, the Company concluded that there was no impairment of this intangible asset.

Patent and ANDA acquisition and application costs at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Patent Costs	$25,000	$25,000
ANDA Acquisition and Application Costs	50,000	50,000

Gross Carrying Value	75,000	75,000
Less Accumulated Amortization	(8,673)	(7,806)

Total Intangible Assets	$66,327	$67,194

FineTech Pharmaceutical, Ltd.

Intellectual property consists of four patents.

Patent valuations at March 31, 2008 are as follows:

Patent Valuation	$5,547,600
Gross Carrying Value	5,547,600
Less Accumulated Amortization	(103,471)

Total Intangible Assets	$5,444,129

NOTE 8 – GOODWILL

Goodwill represents the excess of the valuation of the assets purchased from FineTech Laboratories, Ltd. The Company accounts for its goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize.

The entire goodwill balance of $10,678,793 at March 31, 2008, which is not fully deductible for tax purposes due to the purchase being completed partially through the exchange of stock, is related to the Company's acquisition of assets from FineTech Laboratories, Ltd. completed on January 4, 2008. With the acquisition of assets and employees from FineTech Laboratories, Ltd., the Company gained the affect of FineTech Laboratories’ reputation for product development in the industry. Furthermore, the Company gained renowned PhD staff that have the ability to develop active pharmaceutical ingredients (APIs) and solve complex issues within the industry.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 8 – GOODWILL (CONT.)

The provisions of SFAS 142 require that a two-step impairment test be performed annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The first step of the test for impairment compares the book value of the Company to its estimated fair value. The second step of the goodwill impairment test, which is only required when the net book value of the item exceeds the fair value, compares the implied fair value of goodwill to its book value to determine if an impairment is required.

NOTE 9 – NOTES PAYABLE - RELATED PARTY

At December 31, 2007, the Company had a note payable to a related party of $100,000. The note is due on demand, and bears simple interest computed at 12% per annum. At March 31, 2008, the Company continued to have this note payable outstanding.

NOTE 10 – PAYABLE TO FORMER PREFERRED STOCKHOLDERS

Pursuant to a transaction entered into immediately following the Merger, the Company is obligated to offer to purchase from the former holders of the RxElite Holdings’ Series A Preferred Stock on/or before December 31, 2008 up to an aggregate of 350,000 shares of the Company’s common stock at a price of $4.00 per share, or a total obligation of $1,400,000. The Company has recorded this obligation at its present value, using an interest rate of 11.25% per annum. The present value of the payable to stockholders, recorded as a current liability in the accompanying consolidated balance sheet, was $1,291,769 and $1,255,692 at March 31, 2008 and December 31, 2007, respectively.

NOTE 11 - EQUITY TRANSACTIONS

Common Stock

On January 4, 2008, the Company issued 18,632,383 shares of common stock for a total valuation of $13,330,139 in connection with the acquisition of assets from FineTech Laboratories.

On February 7, 2008, the Company issued 1,000,000 shares of common stock at forty-six cents ($0.46) per share for a total of $460,000 related to services being provided under a consulting agreement. (See Note 20.)

Stock Options

On January 16, 2008, the Company entered into an employment agreement with a member of its management team. The Company issued an option to purchase 75,000 shares of common stock with an exercise price of $0.58 per share for a total value of $17,960.

On January 11, 2008, the Company entered into an employment agreement with a member of its management team. The Company issued an option to purchase 250,000 shares of common stock with an exercise price of $0.87 per share for a total value of $45,786.

On February 7, 2008, the Company issued an option to purchase 25,000 shares of common stock with an exercise price of $0.49 per share for a total value of $6,485 to a non-executive employee.

On February 7, 2008, the Board of Directors appointed a new member to the Board. The Company issued an option to purchase 400,000 shares of common stock with an exercise price of $0.49 per share for a total value of $177,422.

On February 7, 2008, the Board of Directors issued options to purchase 1,030,000 shares of common stock with an exercise price of $0.49 per share for a total value of $456,861 to various employees of its subsidiary, FineTech Pharmaceutical, Ltd.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 11 - EQUITY TRANSACTIONS (CONT.)

The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payments, which requires companies to measure the cost of employee services received in exchange for equity instruments based on the fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest. A stock based compensation expense for the above noted and previously issued stock options in the amount of $127,737 has been reflected in the accompanying financial statements at March 31, 2008.

The following table summarizes the stock option and warrant activity during the three months ended March 31, 2008:

	Derivative	Weighted Average Exercise Price
Outstanding at December 31, 2007	48,068,303	$0.91
Granted	1,780,000	0.26
Exercised	-	-
Expired/Cancelled	(11,213)	0.71

Outstanding at March 31, 2008	49,837,090	$0.90

Vested and exercisable at March 31, 2008	27,118,257	$0.79

NOTE 12 – AMORTIZATION OF DEBT DISCOUNT

The Company booked non-cash amortization of debt discount related to the December 31, 2007 convertible debt funding for the quarterly period ended March 31, 2008 in the amount of $1,305,519. The remaining debt discount will be amortized over the next seven quarters at which time the convertible debt funding will mature.

NOTE 13 – TERMINATION OF DEVELOPMENT AGREEMENT

In March 2008, the Company executed an Acknowledgement regarding the termination of an agreement between the Company and Core Tech Solutions, Inc. to develop a Fentanyl transdermal system. The outstanding accounts payable to Core Tech was $800,000 at December 31, 2007. As of the date of the Acknowledgement, the Company no longer owed the amount to Core Tech. As a result, the Company recognized other income in the amount of $800,000 for the quarter ended March 31, 2008.

Pursuant to the agreement, the Company may have a contingent asset for reimbursement of amounts previously paid to Core Tech in the amount of $2,200,000. The amount of this contingency is not recorded on the financial statements of the Company because it is dependent upon the occurrence of one or more future events. This amount could be reimbursed to the Company within three years of FDA approval and commencement of sales of the Fentanyl transdermal system, or equivalent. However, the amount will not be reimbursed to the Company unless Core Tech is able to sign an equivalent partnership agreement with an alternate manufacturing and distribution entity prior to March 31, 2009.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 14 – LOSS PER SHARE

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the period. The computation of loss per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options and warrants outstanding and the conversion of convertible debentures using the treasury stock method and the average market price per share during the period.

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended March 31,
	2008	2007
Weighted average number of common shares outstanding	115,078,715	36,861,241
Dilutive effect of options and warrants	-	-
Weighted average number of common shares outstanding, assuming dilution	115,078,715	36,861,241

No options or warrants are included in the computation of weighted average number of shares because the effect would be anti-dilutive. At March 31, 2008, the Company had outstanding options and warrants to purchase a total of 49,837,090 common shares that could have a future dilutive effect on the calculation of earnings per share.

NOTE 15 – ASSET ACQUISITION

On January 4, 2008, the Company acquired all of the assets of FineTech Laboratories, Ltd., a company organized under the laws of the State of Israel (“FineTech”), other than certain specifically excluded assets, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) dated as of January 4, 2008, for an aggregate purchase price of $27,254,593, comprised of $6,200,000 cash and 18,632,383 shares of common stock valued at $1.13 per share. The purchase price of the assets was determined by review of other transactions within the industry and mutually agreed upon by both parties.

The purchased assets of FineTech are used and will be used in the future to develop active pharmaceutical ingredients (APIs). The API products produced in our facility are marketed and sold through direct contact with leading pharmaceutical companies worldwide, and through participation in major international chemical and pharmaceutical conferences. The companies that compete with our API business include Teva Pharmaceuticals Industries, Ltd., Aurobindo Pharma India and several international chemical companies. Cabergoline accounts for the majority of the API sales. The sales cycle for APIs is usually 6-18 months. We are working to diversify our API customer base in 2008 and 2009 by offering our API products that are primarily sold in the U.S. to non-U.S. markets that have similar regulations, product demand and numbers of competitors.

Pursuant to the Purchase Agreement, FineTech agreed to provide termination notice to all of its employees and the Company agreed simultaneously to present all such employees an offer to become the employees of the Company, under terms similar to those applicable to their employment by FineTech.

As part of the purchase, on January 4, 2008, the Company entered into an Employment Agreement (the “Employment Agreement”) with Dr. Arie L. Gutman, engaging Dr. Gutman to serve as the President of RxElite’s wholly owned subsidiary, FineTech Pharmaceutical Ltd., a company organized under the laws of the State of Israel which holds the assets acquired and operates the business.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 15 – ASSET ACQUISITION (CONT.)

The initial term of the Employment Agreement is three years and may be extended by the mutual agreement of both RxElite and Dr. Gutman. Pursuant to the Employment Agreement, Dr. Gutman is to receive an annual base salary of $190,000, which may be increased annually as determined by the Board of Directors of RxElite (the “Board”). Dr. Gutman will be entitled to receive a bonus of up to thirty percent (30%) of his base salary, to be determined by the Board in its sole discretion. Dr. Gutman is eligible for grants of options, restricted stock and/or other awards under the RxElite, Inc. 2007 Incentive Stock Plan. The Employment Agreement provides that any such option grants shall immediately vest if Dr. Gutman’s employment is terminated by RxElite without cause or upon the occurrence of a Change of Control (as defined in the Employment Agreement) of RxElite.

RxElite may terminate Dr. Gutman’s employment for cause (as defined in the Employment Agreement) 30 days after RxElite notifies Dr. Gutman of the cause, provided that such cause has not been remedied during such 30 days period. RxElite may also terminate Dr. Gutman’s employment without cause at any time upon 30 days prior written notice. If Dr. Gutman’s employment is terminated without cause, then (i) any unvested stock options held by Dr. Gutman shall immediately vest, (ii) RxElite will be obligated to continue to pay Dr. Gutman his then current annual base salary for a period of twelve (12) months, and (iii) RxElite shall reimburse Dr. Gutman for the costs of obtaining benefits comparable to those that he received while employed by RxElite, until twelve (12) months following his termination or, if sooner, until such time as Dr. Gutman obtains other employment that provides comparable benefits. Dr. Gutman may voluntarily terminate his employment under the Employment Agreement upon 270 days prior written notice to RxElite, if such termination occurs during the initial three year term, or upon 60 days notice, if such termination occurs thereafter. Upon RxElite’s receipt of any such notice of voluntary termination by Dr. Gutman, RxElite may accelerate the resignation to an earlier date. Under the Employment Agreement, Dr. Gutman is prohibited from competing with RxElite and any of its subsidiaries during the term of employment and for one year after any termination of his employment.

In connection with the Purchase Agreement, RxElite entered into an Assignment & Non-Competition Agreement, dated as of January 4, 2008 (the “Gutman Agreement”), with Dr. Arie Gutman, an Israeli citizen and the sole owner of FineTech. Pursuant to the Gutman Agreement, Dr. Gutman agreed not to engage in certain activities that would be competitive with the business of RxElite or its subsidiaries. The Gutman Agreement also provided for the assignment from Dr. Gutman to RxElite of certain royalty rights that FineTech had granted Dr. Gutman. In consideration for Dr. Gutman’s non-competition undertaking and assignment of royalty rights, the Gutman Agreement provided that RxElite issue to Dr. Gutman 18,632,383 unregistered shares (the “Gutman Shares”) of common stock of RxElite, par value $0.001 per share, at a stated price of $1.13 per share. The issuance of the Gutman Shares was not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and such securities were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

The Gutman Agreement further provided that Dr. Gutman shall not transfer any of the Gutman Shares until January 4, 2010, except to a Permitted Transferee (as defined in the Gutman Agreement). In addition, the Gutman Agreement provided that RxElite would use its best efforts to appoint Dr. Gutman or his nominee as a member of the Board of Directors of RxElite.

RxElite and Dr. Gutman also entered into a Registration Rights Agreement (the “Registration Rights Agreement”), dated as of January 4, 2008, pursuant to which RxElite granted Dr. Gutman certain registration rights with respect to the Gutman Shares. The Registration Rights Agreement permits Dr. Gutman, commencing on January 4, 2010, to demand up to two registrations (or more, under certain circumstances) of all of the Gutman Shares and any other securities that may be issued to Dr. Gutman or a permitted transferee by virtue of the Gutman Shares (collectively, the “Registerable Securities”). In addition to the demand registration rights described above, the Registration Rights Agreement also provides for “piggy-back” registration rights with respect to the Registerable Securities, commencing on January 4, 2010.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 15 – ASSET ACQUISITION (CONT.)

The total consideration paid in stock and cash was $27,254,593. The stock issued was valued for financial statement purposes in accordance with EITF 99-12 at $0.715 per share, reducing the total amount of the investment to $19,530,139. The consideration paid was first allocated to the assets based on the valuation in accordance with SFAS 142 and 141. The total amount allocated to the assets for the purchase was $9,037,846. This amount is comprised of $3,096,350 paid for fixed assets and $5,547,600 paid for the intellectual property and the non-compete agreement, as well as $393,896 paid for the inventory. The inventory was valued based on the audited cost value at December 31, 2007. The Company also incurred $186,500 in acquisition costs for the transaction. This brought the total purchase price to $19,716,639.

The excess $10,678,793 of the consideration paid was attributed to goodwill. The goodwill is attributed to the reputation of the FineTech product in the industry. Furthermore, the goodwill is attributed to the ability of the renowned PhD staff to develop APIs, solve complex issues within the industry, and work out new processes for APIs without infringing upon any existing patents. An impairment test for goodwill will be undertaken when new circumstances arise, but no less than annually in accordance with SFAS 142.

The results of operations shown in our financial statements are on a consolidated basis for the period ended March 31, 2008. The results of operations for the period ended March 31, 2007 and the year ended December 31, 2007 do not include the operating results of FineTech. No preexisting relationships between the parties were in place prior to the asset purchase.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 15 – ASSET ACQUISITION (CONT.)

Pursuant to SFAS 141, paragraphs 51 and 58, the following table represents unaudited condensed pro forma statements of operations as if the asset acquisition had taken place in the prior year: No adjustments were made for the period ended March 31, 2008 as essentially the entire operating results are contained in the historical data presented herein.

RxELITE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED COMBINED PRO FORMA STATEMENT OF OPERATIONS

	Historical RxElite for the Quarter March 31, 2007	Historical FineTech for the Quarter March 31, 2007	Combined RxElite & FineTech	Pro Forma Adjustments		Pro Forma Combined RxElite & FineTech for the Quarter March 31, 2007
REVENUES, Net	$146,873	$1,864,081	$2,010,954	$(84,000	) (2)	$1,926,954

COST OF SALES	139,245	186,655	325,900	-		325,900

GROSS PROFIT	7,628	1,677,426	1,685,054	(84,000)		1,601,054

TOTAL OPERATING EXPENSES	2,135,153	752,612	2,887,765	(309,317	) (1)	2,578,448

LOSS FROM CONTINUING OPERATIONS	(2,127,525)	924,814	(1,202,711)	225,317		(977,394)

TOTAL OTHER INCOME(EXPENSE)	(80,837)	59,342	(21,495)	-		(21,495)

NET INCOME (LOSS)	$(2,208,362)	$984,156	$(1,224,206)	$225,317		$(998,889)

Basic and diluted income (loss) per share	$(0.06)	$-	$(0.03)	$0.01		$(0.02)

Weighted average shares outstanding	38,861,241	-	38,861,241	18,632,383		57,493,624

(1) To record depreciation of assets acquired and amortization of intangible assets acquired based on life of assets.
(2) To remove amounts for royalty contracts not assigned to FineTech Pharmaceutical, Ltd.

NOTE 16 - SIGNIFICANT CUSTOMERS

During the three months ended March 31, 2008, RxElite recorded revenues from two customers that accounted for approximated 36.7% and 22.3% of gross sales, respectively. These same customers made up approximately 27.8% and 45.2% of accounts receivable, respectively, for the same period. During the three months ended March 31, 2007, RxElite recorded revenues from three customers that accounted for approximately 19%, 12%, and 6% of net sales.

NOTE 17 - SIGNIFICANT SUPPLIERS

The Company outsources all of its generic pharmaceutical manufacturing for its own label to outside sources. For the three-month period ended March 31, 2008, RxElite’s largest suppliers accounted for approximately $198,250 and $4,115,085 or 4.6% and 95.4% of product purchases. The Company had one supplier during the period ended March 31, 2007 that made up approximatedly 88%, or $507,000 of purchases.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 18 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. Statement Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of this Issue to have a material impact on its consolidated financial statements.

In June 2007, the Financial Accounting Standards Board ratified EITF Issue No. 07-3, which clarifies the method and timing for recognition of nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. In particular, it addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The consensus in this Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted.

Other recently issued FASB Statements or Interpretations, Securities and Exchange Commission, or SEC, Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company

NOTE 19 – LOSS ON NOTE CONVERSION RATE CHANGE

As previously reported in our filings with the SEC, on December 31, 2007, we entered into a securities purchase agreement with Castlerigg Master Investments Ltd., pursuant to which we sold 5,594,033 shares of our common stock, a 9.50% senior secured redeemable convertible note in the principal amount of $10,500,000 (“Convertible Note”), a Series A warrant to purchase up to 13,985,083 shares of our common stock (“Series A Warrant”), and a Series B warrant to purchase up to 4,661,694 shares of our common stock (“Series B Warrant”, and together with the Series A Warrant,  “Warrants”) for aggregate gross proceeds of $10,500,000 (“Securities Purchase Agreement”). To secure our obligations under the Convertible Note, we granted the selling stockholder a first priority perfected security interest in all of our assets and properties, together with all of the assets and properties of RxElite Holdings Inc., including the stock of RxElite Holdings Inc.  On January 18, 2008, we entered into a letter agreement with the investor, pursuant to which we amended certain terms of the Convertible Note, the Series A Warrant and the Series B Warrant.

The Convertible Note matures on December 31, 2009, which date may be extended at the option of the note holder as described below. The entire outstanding principal balance and any outstanding fees or interest are due and payable in full on the maturity date. The Convertible Note bears interest at the rate of 9.50% per annum, which rate may be increased to 15% upon the occurrence of an event of default, as described below. Interest on the Convertible Note is payable quarterly beginning on April 1, 2008 and we have made our initial interest payment.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 19 – LOSS ON NOTE CONVERSION RATE CHANGE (CONT.)

The Convertible Note is convertible at the option of the note holder into shares of our common stock at an initial conversion price of $1.1262 per share, subject to adjustment for stock splits, combinations or similar events and for other price protection events on a “full ratchet” basis.  Based upon a conversion price of $1.1262, the Convertible Note would be convertible into an aggregate of 9,323,388 shares of Common Stock.

In addition to the adjustments to the conversion price described above, under the terms of the Convertible Note, if we failed to record consolidated EBITDA, as defined in the Convertible Note, of at least (i) ($1,000,000) for the fiscal quarter ending March 31, 2008,  the conversion price shall be reset to the lower of (A) the then current conversion price or (B) 85% of the average market price, as defined in the Convertible Note, of the common stock at such time.

As of March 31, 2008, we failed to satisfy the EBITDA ratio and as a result, the conversion price of the Convertible Note was adjusted downward from $1.1262 to an estimated price of $0.24 per share.  Based upon the new conversion price, if the Convertible Note were converted in full, we would be required to issue 44,435,040 shares of Common Stock to the holder of the Convertible Note.  These new shares would represent approximately 38% of our then outstanding shares of Common Stock.  Notwithstanding the new conversion price, under the terms of the Note and Warrants, the investor cannot convert the Note or exercise any warrants to the extent that such conversion or exercise would result in the investor holding in excess of 4.99% of our outstanding common stock.  Since the investor presently holds 5,594,033 shares of our common stock, it could not convert the convertible Note for an amount that would exceed 210,101 shares, based upon 116,315,303 shares outstanding prior to such conversion.

In accordance with EITF Issue No. 00-27 Application of EITF Issue No. 98-5 to Certain Convertible Instruments, ("EITF 00-27"), the Company recorded a non-cash charge of $3,755,678 to loss on note conversion and an increase in the debt discount of $55,848 for the period ended March 31, 2008. The non-cash charge measures the difference between the relative fair value of the Note with a conversion price of $1.1262 and an estimated conversion price of $0.24. The conversion price was estimated using a descent of 15% from the average trading price of the Company’s common stock for the last 20 trading days.

As such, the Company revalued the convertible debenture based on the amended terms of the Convertible Note. Accordingly, $55,848 was allocated to Debt Discount, $3,755,678 to Loss on Note Conversion Rate Change, and $3,811,526 was allocated to the equity component of the Note.

RXELITE, INC.
(Formerly Southridge Technology Group, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 20 - AMENDMENT TO CONVERTIBLE NOTE

The Company obtained a waiver from Castlerigg Master Investments, Ltd., the holder of its Convertible Note, on January 18, 2008. The waiver was with respect to the issuance of up to 1,000,000 at $0.46 per share for a consulting agreement (see Note 11). The definition of “Excluded Securities” (as defined in the Note) with respect to anti-dilution price protection in both the Note and the Warrants was expanded to include the issuance of up to 1,000,000 shares of common stock that may be issued to consultants during the fiscal quarter ending March 31, 2008.

NOTE 21 - SUPPLEMENTAL STATEMENTS OF CASH FLOWS

Cash payments for interest for continuing operations were $272,654 and $74,287 for the three month period ended March 31, 2008 and 2007, respectively. There were no cash payments made for income taxes during either the three month period ended March 31, 2008 or March 31, 2007.

During the three months ended March 31, 2008, the Company had the following non-cash investing and financing activities that have not been previously disclosed in the accompanying Notes 11, 15, 19, and 20:

•	Increased fixed assets through the transfer of property from inventory in the amount of $1,073,963.

•
Issued 18,632,383 common shares, increased common stock by $18,632, increased additional paid-in capital by $13,311,507, increased fixed assets by $3,096,350, increased inventory by $393,896, increased intangible assets by $5,547,600, decreased cash by $6,386,500 and increased goodwill by $10,678,793 for the purchase of the assets of FineTech Laboratories (Notes 8, 11, and 15)

•
Issued 1,000,000 common shares, increased common stock by $1,000, increased additional paid-in capital by $459,000, and increased prepaid expense by $460,000 for a consulting agreement (Notes 11 and 20),

•	Increased debt discount by $55,848 and increased additional paid-in capital by $55,848 for the loss on note conversion rate change (Note 19).

During the three months ended March 31, 2007, the Company had the following non-cash investing and financing activities:

•	Issued 7,520,169 common shares, increased common stock by $17,823, increased additional paid-in capital by $4,494,278, and reduced subscription shares payable by $4,512,101.

•	Increased accounts payable and decreased additional paid-in capital by $62,608 for warrants to be issued for finder’s fees.

•	Increased accounts payable and decreased additional paid-in capital by $164,710 for finder’s fees payable.

•	Acquired property and equipment through the issuance of accounts payable of $67,514.

NOTE 22 - SUBSEQUENT EVENTS

On May 2, 2008, the Board of Directors approved additional stock option grants to certain employees of the Company as follows:

Jonathan Houssian, CEO and President, received an option award to purchase up to 628,700 shares of common stock at an exercise price of $0.285. The option will vest in 25% increments and expire after five years.

Earl Sullivan, Chief Operating Officer, received an option award to purchase up to 450,000 shares of common stock at an exercise price of $0.285. The option will vest in 25% increments and expire after five years.

Patrick Poisson, VP of Manufacturing, received an option award to purchase up to 66,667 shares of common stock at an exercise price of $0.285. The option will vest in 25% increments and expire after five years.

Richard Tener, VP of Administration, received an option award to purchase up to 58,300 shares of common stock at an exercise price of $0.285. The option will vest in 25% increments and expire after five years.

Earl Sullivan, Chief Operating Officer, received an option award to purchase up to 750,000 shares of common stock at an exercise price of $0.285. The option will vest in 25% increments and expire after ten years.

Shannon Stith, VP of Finance, received an option award to purchase up to 37,500 shares of common stock at an exercise price of $0.285. The option will vest in 25% increments and expire after ten years.

Gene Ioli, Regulatory Affairs Manager, received an option award to purchase up to 12,500 shares of common stock at an exercise price of $0.285. The option will vest in 25% increments and expire after ten years.

Rick Schindewolf, VP of Business Development, received an option award to purchase up to 125,000 shares of common stock at an exercise price of $0.285. The option will vest in 25% increments and expire after ten years.

The option grants are subject to approval by our stockholders of our incentive stock option plan being submitted for approval at the annual meeting scheduled for June 4, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.

	Three Months Ended March 31,
	2008	2007	Change	% Change
Sales (Net of Discounts)	$2,999,403	$146,873	$2,852,530	1,942%
Cost of Goods Sold (Net of Discounts)	2,642,142	139,245	2,502,897	1,797%
Gross Profit	$357,261	$7,628	$349,579	4,551%
Gross Profit %	11.9%	5.2%

Sales

Net sales increased by $2,852,530 from $146,873 for the three months ended March 31, 2007 to $2,999,403 for the three months ended March 31, 2008. This increase reflects the acquisition of assets of FineTech Laboratories and the opening of our subsidiary, FineTech Pharmaceutical, Ltd., as well as the launch of our Sevoflurane product line in late 2007.

Cost of Goods Sold

Cost of goods sold increased by $2,502,897 from $139,245 for the three months ended March 31, 2007 to $2,642,142 for the three months ended March 31, 2008. This increase reflects acquisition of assets and launch of our Sevoflurane product line.

Gross Profit

Gross profit increased by $349,579 from $7,628 for the three months ended March 31, 2007 to $357,261 for the three months ended March 31, 2008. Gross profit as a percentage of sales increased for the three months ended March 31, 2008 resulting from a transition in product mix.

Operating Expenses

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.

	Three Months Ended March 31,
	2008	2007	Change	% Change
Operating Expenses:
Selling Expenses	$144,967	$450,733	$(305,766)	68%
Salaries, Wages and Benefits	1,366,705	533,643	833,062	156%
Research and Development	154,356	809,558	(655,202)	81%
General and Administrative Expenses	854,771	303,066	551,705	182%
Amortization Expense	132,992	650	132,342	20,360%
Depreciation Expense	177,252	37,503	139,749	373%

Total Operating Expenses	$2,831,043	$2,135,153	$695,890	33%

Selling Expense (Sales & Marketing)

Sales and marketing expense decreased by $305,766 from $450,733 for the three months ended March 31, 2007 to $144,967 for the three months ended March 31, 2008. This decrease in sales and marketing expenses was a result of reclassification for financial statement preparation from a selling expense to the salaries, wages and benefits account.

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $833,062 from $533,643 for the three months ended March 31, 2007 to $1,366,705 for the three months ended March 31, 2008. The increase in salaries, wages and benefits in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was due an increase in salaries, wages and benefits due to the launch of generic Sevoflurane and related increased operating activities. Further increase was a result of opening our subsidiary, FineTech Pharmaceutical, in Israel after our recent asset acquisition, as well as a reclassification from the selling expense account.

Research and Product Development

Research and development, or product development expenses for the three months ended March 31, 2008 decreased by $655,202 from $809,558 for the three month period ended March 31, 2007 to $154,356 for the three month period ended March 31, 2008. The decrease in research and development was due to the termination of the Core Tech agreement in the period ended March 31, 2008, which was in effect during the period ended March 31, 2007. This amount was partially offset by costs incurred for research and development conducted by our subsidiary

General and Administrative

General and administrative expenses increased by $551,705 from $303,066 for the three months ended March 31, 2007 to $854,771 for the three months ended March 31, 2008. These increases were driven by the increase in new employee costs related the launch of generic Sevoflurane, professional fees and expenses related to our asset acquisition, professional fees and expenses related to operating as a public company, and the addition of board of director fees and expenses.

Amortization

Amortization expense increased $132,342 from $650 for the three months ended March 31, 2007 to $132,992 for the three months ended March 31, 2008. This amount was due to the increase in intangible assets acquired by our subsidiary, FineTech Pharmaceutical, Ltd.

Depreciation

Depreciation expense increased $139,749 from $37,503 for the three months ended March 31, 2007 to $177,252 for the three months ended March 31, 2008. The increase was due to the increase in assets acquired by our subsidiary, FineTech Pharmaceutical, Ltd.

Other Income (Expenses)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.

	Three Months Ended March 31,
	2008	2007	Change	% Change
Other Income (Expenses):
Interest income	$15,828	$25,901	$(10,073)	39%
Penalties and interest expense	(310,548)	(100,398)	(210,149)	209%
Amortization of debt discount	(1,305,519)	-	(1,305,519)	100%
Termination of development agreement	800,000	-	800,000	100%
Loss on note conversion rate	(3,755,678)	-	(3,755,678)	100%
Other expense	(10,141)	(6,340)	(3,801)	60%

Total Other Expenses	$(4,566,058)	$(80,837)	$(4,485,221)	5,548%

Interest Income

Interest income decreased by $10,073 from $25,901 for the three month period ended March 31, 2007 to $15,828 for the three month period ended March 31, 2008. The decrease is due to lower levels of interest-bearing deposits during the first three months.

Interest Expense

Interest expense increased by $210,149 from $100,398 for the three month period ended March 31, 2007 to $310,548 for the three month period ended March 31, 2008. The increase is due to the quarterly interest payments of $249,375 to Castlerigg Investments, Ltd. related to our convertible debt acquired on December 31, 2007. There are seven additional quarterly interest payments due related to the convertible debt financing.

Amortization of Debt Discount

Amortization of debt discount increased by $1,305,519 from $0 for the three month period ended March 31, 2007 to $1,305,519 for the three month period ended March 31, 2008. The increase is due to the present value discount related to our convertible debt acquired on December 31, 2007.

Termination of Development Agreement

Termination of Development Agreement increased by $800,000 from $0 for the three month period ended March 31, 2007 to $800,000 for the three month period ended March 31, 2008. The increase is due to the termination of the agreement with Core Tech Technologies, Ltd. during the first three months of the current year.

Loss on Note Conversion Rate Change

As of March 31, 2008, we failed to satisfy the EBITDA ratio of our Convertible Note and, as a result, the conversion price of the Convertible Note was adjusted downward from $1.1262 to $0.24 per share.  Based upon the new conversion price, if the Convertible Note were converted in full, we would be required to issue 44,435,040 shares of Common Stock to the holder of the Convertible Note.  These new shares would represent approximately 38% of our then outstanding shares of Common Stock.  Notwithstanding the new conversion price, under the terms of the Note and Warrants, the investor cannot convert the Note or exercise any warrants to the extent that such conversion or exercise would result in the investor holding in excess of 4.99% of our outstanding common stock.  Since the investor presently holds 5,594,033 shares of our common stock, it could not convert the convertible Note for an amount that would exceed 210,101 shares, based upon 116,315,303 shares outstanding prior to such conversion.

As such, the Company revalued the convertible debenture based on the amended terms of the Convertible Note. Accordingly, $55,848 was allocated to Debt Discount, $3,755,678 to Loss on Note Conversion Rate Change, and $3,811,526 was allocated to the equity component of the Note.

Changes in the other income (expense) amounts not discussed above were not material to our operations.

Net loss Available for Common Stock Holders

Net loss available for common stockholders increased by $4,831,478 from net loss of $2,208,362 for the three months ended March 31, 2007 to a net loss of $7,039,840 for the three months ended March 31, 2008. The increase in our net loss for the first three months of the current fiscal year was due to the loss on the note conversion ($3,755,678), which was partially offset by a gain in an accounts payable write off ($800,000). In addition, the increase was attributed to the increased expenses incurred as a result of our recent launch of Sevoflurane, the asset acquisition depreciation and amortization costs, and the formation and operating expenses of our new subsidiary.

Liquidity and Capital Resources

As of March 31, 2008, we had current assets of $14,132,023, including cash and equivalents of $1,081,048, accounts receivable of $2,176,346, related party accounts receivable of $262,578, inventory of $9,658,516 and other current assets of $953,535. As of March 31, 2008, we had current liabilities of $12,665,156, consisting primarily of accounts payable of $9,262,073, accrued rebates of $900,179, accrued expenses of $749,765, and accounts payable to former preferred shareholders of $1,291,769 (due after December 31, 2008). As a result, at March 31, 2008, we had net working capital of $1,466,867.

Net cash used in operating activities was $2,006,853 and $3,677,981 for the three months ended March 31, 2008 and 2007, respectively. The decrease in net cash used in operating activities in the first three months of the current year resulted from increased reliance on our suppliers (increase in accounts payable), which was partially offset by an increase in inventory and accounts receivables.

Net cash used in investing activities was $6,949,893 and $167,283 for the three months ended March 31, 2008 and 2007, respectively. Cash used in investing activities consisted of purchases of assets through our subsidiary, FineTech Pharmaceutical, Ltd. on January 4, 2008.

We have funded our operating losses primarily from proceeds from the sale of our common stock and proceeds from the issuance of convertible debentures and notes payable to related parties.

Net cash used in financing activities was $75,790 and $2,143,228 for the three months ended March 31, 2008 and 2007, respectively, comprised mostly of a cash payment for related to a severance agreement.

Going Concern Uncertainty

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

Immediately following the Merger, the Company raised $10,703,092 of equity capital and converted $1,899,273 of convertible debentures through the issuance of 21,003,959 units in a private placement. In addition, the Company received proceeds of $10,500,000 from a senior secured convertible note on December 31, 2007. As of March 31, 2008, the Company currently had cash and cash equivalents of $1,081,048.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. We concluded that there was no need for a reserve for slow moving and obsolete inventory at March 31, 2008.

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

Category	Useful Life
Furniture and Fixtures	3-7 years
Computer Equipment	5 years
Software	3 years
Machinery and Equipment	7-10 years
Product (vaporizers)	2 years

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

FineTech Pharmaceutical, Ltd. generates its revenues mainly from sales of chemical compounds for the use in the manufacturing of pharmaceutical products and from granting an exclusive right of supply. Revenues from chemical compounds are recognized upon delivery in accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition" ("SAB 104"), when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. The Company does not have any significant obligations after delivery. Amounts received from granting exclusive rights to the manufacturing and production outputs are recognized throughout the terms period. The Company also generates revenues from sales of professional services including consulting. Service revenues are recognized as work is performed.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159, if any, on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. Statement Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS Nos. 141(R) and SFAS 160 on our consolidated financial statements.

In June 2007, the Financial Accounting Standards Board ratified EITF Issue No. 07-3, which clarifies the method and timing for recognition of nonrefundable advance payments for goods and services to be used or rendered in future research and development activities pursuant to an executory contractual arrangement. In particular, it addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The consensus in this Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. The Company does not expect the adoption of this Issue to have a material impact on its consolidated financial statements.

Other recently issued FASB Statements or Interpretations, Securities and Exchange Commission, or SEC, Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company

Item 3. Controls and Procedures

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

Evaluation of disclosure controls and procedures

Rules 13a-15(e) and 15d-15(e) under the Exchange Act, require management to carry out an evaluation of the effectiveness of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2008. As a result of our recent merger, management has not carried out such an evaluation, nor has management concluded that our Company's disclosure controls and procedures are effective or ineffective as the end of this quarterly report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company's management did not assess the effectiveness of the Company's internal control over financial reporting as of March 31, 2008 in accordance with a recognized framework, due to its lack of resources.  However, we have identified what we believe to be material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified were (i) lack of segregation of duties, and (ii) lack of sufficient resources with generally accepted accounting principals (GAAP) and tax accounting expertise. These control deficiencies resulted in audit adjustments to the Company's 2007 annual financial statements. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2008.

No significant changes in internal controls

There have been no significant changes in our Company's internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved or subject to any legal proceedings which could have a material adverse effect upon its operations or financial condition.

Item 2. Unregistered Sales of Equity Securities.

On January 4, 2008, the Company issued 18,632,383 shares of common stock for a total valuation of $13,330,139 for a non-competition undertaking and assignment of royalty rights.

On February 7, 2008, the Company issued 1,000,000 shares of common stock at forty-six cents ($0.46) per share for a total of $460,000 for a consulting agreement.

With respect to the foregoing transactions, the company relied upon exemptions from registration for the issuances of the securities provided under Section 4(2) for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of security holders during the quarter ended March 31, 2008. The Company has scheduled its annual meeting of shareholders for June 4, 2008. At such meeting, shareholders will be requested to vote upon the following matters:

•	The election of seven (7) nominees for directors for the company, for a term expiring at the 2009 annual meeting of shareholders (or until successors are duly elected and qualified);
•
Approval of a reverse stock split of 1 share for up to each 20 shares of common stock issued and outstanding, with the final ratio to be determined by the Board of Directors at the time of the reverse split;

•	Adoption of the 2007 Incentive Stock Plan; and
•	Ratification of HJ & Associates, LLC as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

The Company filed its Definitive Proxy Statement with the SEC on May 9, 2008.

Shareholders who owned shares of common stock of the Company, par value $0.001 per share, on April 10, 2008, may attend and vote at the annual meeting. As of April 10, 2008, there were 116,315,303 shares of common stock issued and outstanding, which constitute all of the outstanding capital stock of the Company. Shareholders are entitled to one vote for each share of common stock held by them. A majority of the outstanding shares (58,157,652) shares, present in person or represented by proxy, will constitute a quorum at the meeting. For purposes of the quorum and the discussion below regarding the vote necessary to take shareholder action, shareholders of record who are present at the annual meeting in person or by proxy and who abstain, including brokers holding customers’ shares of record who cause abstentions to be recorded at the meeting, are considered shareholders who are present and entitled to vote and are counted towards a quorum.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  Exhibits:

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXELITE, INC.

Date: May 19, 2008	By:	/s/ Jonathan Houssian
Jonathan Houssian
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2008	By:	/s/ Shannon M. Stith
Shannon M. Stith
Vice President Finance
(Principal Financial Officer)