Form 10-Q
period 2008-06-30
RxElite, Inc.
filed 2008-08-14
CIK 1346405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

Non-accelerated filer (Do not check if a smaller reporting company) ☐  Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at August 8, 2008
Common Stock, $0.001 Par Value	116,315,303

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

RXELITE, INC.
FORM 10-Q

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

RXELITE, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,654,837	$10,113,584
Accounts receivable, net of discounts and allowances of $37,154 and $8,006, respectively	1,779,955	494,762
Related party accounts receivable	-	465,378
Related party receivable	8,123	8,945
Inventory	9,549,396	7,353,339
Prepaid expenses	695,598	94,272
Total Current Assets	14,687,909	18,530,280

Fixed Assets, Net	6,877,935	1,832,573

Intangible Assets, Net	5,406,551	67,194

Goodwill	10,678,793	-

Other Assets:
Restricted deposits	686,872	682,680
Other assets	187,898	153,638
Total Other Assets	874,770	836,318
TOTAL ASSETS	$38,525,958	$21,266,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,629,478	$5,720,737
Accrued rebates	729,647	273,148
Notes payable - related party	100,000	100,000
Accrued payroll and associated liabilities	795,449	673,918
Current portion of severance obligation	310,989	334,009
Current portion of capital lease obligations	46,891	43,433
Note Payable	3,000,000	-
Stock liability due to Directors	3,000	-
Payable to former preferred stockholders, net of discount $72,154	1,519,546	-
Total Current Liabilities	17,135,000	7,145,245

Long Term Liabilities:
Severance obligation, net of discount $82,398	343,590	455,881
Payable to former preferred stockholders, net	-	1,255,692
Capital lease obligations	40,885	56,904
Senior secured convertible note, net of discount of $7,880,983 and $10,444,152, respectively	2,619,017	55,848
Total Long Term Liabilities	3,003,492	1,814,325
Total Liabilities	20,138,492	8,959,570

Stockholders' Equity:
Preferred stock, $0.01 Par Value, 1,000,000 Shares Authorized, 0 Shares Issued and Outstanding	-	-
Common stock, $0.001 Par Value, 200,000,000 Share Authorized, 116,315,303 and 96,683,920 Shares Issued and Outstanding, respectively	116,315	96,683
Additional paid-in capital	60,336,270	40,845,792
Accumulated deficit	(42,065,119)	(28,635,680)
Total Stockholders' Equity	18,357,466	12,306,795
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,525,958	$21,266,365

See notes to Condensed Consolidated Financial Statements

RXELITE, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES, (Net of discounts and allowances of $773,999, $232,398, $1,890,606, and $251,092, respectively	$3,006,036	$735,600	$6,005,440	$882,473
COST OF SALES	2,503,315	560,254	4,947,161	699,499

GROSS PROFIT	502,721	175,346	1,058,279	182,974

OPERATING EXPENSES
Selling expense	202,838	785,001	347,805	1,235,734
Product Purchase Agreements	-	4,400,000	-	4,400,000
Salaries, wages, and benefits expense	1,858,729	566,850	3,491,204	1,100,493
Research and development	(54,001)	739,558	8,163	1,549,116
General and administrative expense	1,276,612	365,327	2,156,102	668,393
Amortization expense	114,528	651	247,520	1,301
Depreciation expense	177,788	40,366	355,040	77,869
Total Operating Expense	3,576,494	6,897,753	6,605,834	9,032,906

LOSS FROM CONTINUING OPERATIONS	(3,073,773)	(6,722,407)	(5,547,555)	(8,849,932)

OTHER INCOME (EXPENSE)
Interest Income	11,156	13,488	26,984	39,389
Interest expense and penalties	(446,173)	(62,963)	(756,721)	(163,361)
Loss on Debt Restructuring	-	(188,054)	-	(188,054)
Amortization of debt discount	(1,419,197)	-	(2,724,716)	-
Loss on note conversion rate change	(1,510,051)	-	(5,265,729)	-
Termination of development agreement	46,666	-	846,666	-
Other income (expense)	1,773	5,781	(8,368)	(559)
Total Other (Expense)	(3,315,826)	(231,748)	(7,881,884)	(312,585)

NET (LOSS)	$(6,389,599)	$(6,954,155)	$(13,429,439)	$(9,162,517)

Basic and diluted income (loss) per share	$(0.05)	$(0.16)	$(0.12)	$(0.22)

Weighted average shares outstanding	116,315,303	44,898,063	115,697,009	40,901,853

See Notes to Condensed Consolidated Financial Statements

RXELITE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
Cash Flows from Operating Activities	2008	2007
Net Loss	$(13,429,439)	$(9,162,517)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	563,283	79,170
Depreciation expense allocated to COGS	468,144	-
Amortization of debt discount	2,724,716	-
Amortization of capitalized costs	57,308	-
Amortization of costs associated with consulting agreement	400,000	-
Loss on Debt Restructuring	-	188,054
Fair value of stock options, warrants, and stock appreciation rights issued and vesting	401,394	-
Subscription Shares Issued for Employee Compensation	-	15,229
Subscription Shares Issued for Services	-	3,495
Subscription Shares Issued for Product Purchase Agreements	-	4,400,000
Termination of development agreement	(800,000)	-
Loss from change in conversion rate of Note	5,265,729	-
Decrease (Increase) in Operating Assets
Accounts and Related Party Receivables, Net	(1,276,248)	(661,449)
Inventory	(3,906,680)	(1,107,304)
Prepaid Expenses	5,174	(609,376)
Other Assets	(621,111)	3,897
Increase (Decrease) in Operating Liabilities
Accounts Payable	5,692,766	185,863
Accrued Expenses	774,729	429,210
Net Cash Used in Operating Activities	(3,680,235)	(6,195,728)

Cash Flows from Investing Activities:
Purchase of assets	(6,602,096)	(906,549)
Net Cash Used in Investing Activities	(6,602,096)	(906,549)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock and Common Stock Subscribed	-	5,357,860
Payments on capital lease obligations	(12,561)	(8,302)
Cash Paid for Offering Costs	-	(78,834)
Proceeds from Notes Payable	3,000,000	-
Payments on Notes Payable	(163,855)	(180,888)
Net Cash Used by Financing Activities	2,823,584	5,089,836

Net Increase (Decrease) in Cash and Cash Equivalents	$(7,458,747)	$(2,012,441)
Cash and Cash equivalents, Beginning of Period	$10,113,584	$2,403,144
Cash and Cash Equivalents, End of Period	$2,654,837	$390,703

See notes to Condensed Consolidated Financial Statements

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

On January 4, 2008, our wholly owned subsidiary, FineTech Pharmaceutical Ltd. (formerly known as RxElite Israel Ltd.), a company organized under the laws of the State of Israel (“FineTech Pharmaceutical”), entered into an asset purchase agreement to acquire substantially all of the assets of FineTech Laboratories, Ltd., a privately held company organized under the laws of the State of Israel (“FineTech”) (the “FineTech Acquisition”). In connection with the FineTech Acquisition, Dr. Arie Gutman, the sole owner of FineTech and currently the president of FineTech Pharmaceutical and a director of our company, agreed not to engage in certain activities that would be competitive with our or FineTech Pharmaceutical’s business and to assign the right to receive royalties with respect to the sale of certain pharmaceutical products to us. On January 22, 2008 we issued 18,632,383 shares of our common stock to Dr. Gutman in consideration for his non-competition undertaking and assignment of royalty rights. Dr. Gutman became a member of our Board of Directors effective on February 7, 2008 and currently serves as President of FineTech Pharmaceutical, Ltd.

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION

The interim financial information of the Company as of June 30, 2008 is unaudited. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with GAAP. The accounting policies followed for quarterly financial reporting conform to the accounting policies disclosed in Note 2 to the Notes to Financial Statements for the year ended December 31, 2007. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim period reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2007.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and may continue to incur losses for the foreseeable future. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s business plan anticipates that its near future activities will be funded from the issuance of additional equity or debt and funds provided by ongoing operations.

Immediately following the Merger, the Company raised $10,703,092 in gross proceeds of equity capital and converted $1,899,273 of convertible debentures through the issuance of 21,003,959 units in a private placement offering of its securities. In addition, the Company received proceeds of $10,500,000 from the issuance of a a senior secured convertible note on December 31, 2007. Further to these funds, the Company received proceeds of $3,000,000 from a secured note on May 30, 2008, wherein the Company may also draw down an additional $2,000,000 at its request, subject to lender approval.

If sales continue to be insufficient to support planned development of new products and expansion of operations, the Company will need to access additional equity or debt capital. If public or private financing is not available when needed or is not available on terms acceptable to the Company, the Company’s growth and revenue-generating plans may be materially impaired. Such results could have a material adverse effect on the Company’s financial condition, results of operations and future prospects. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – ACCOUNTS RECEIVABLE

At December 31, 2007, the Company’s accounts receivable was $494,762, net of allowances for doubtful accounts and payment discounts of $4,092, and $3,914, respectively. At June 30, 2008, the Company’s accounts receivable was $1,779,955, net of allowances for doubtful accounts and payment discounts of $29,836, and $7,318, respectively.

NOTE 5 – RELATED PARTY ACCOUNTS RECEIVABLE

At December 31, 2007, the Company had an accounts receivable from a related party of $465,378. The receivable was due from a key supplier, Minrad International. As of June 30, 2008, the Company had received the full amount of this receivable.

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 6 – FIXED ASSETS

RxElite, Inc.

Assets and depreciation as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Equipment	$137,250	$-
Furniture, Fixtures, and Office Equipment	35,063	163,945
Building (in construction)	505,531	483,407
Computer hardware and software	761,670	758,123
Product (vaporizers)	3,698,013	959,856
Gross Fixed Assets	5,137,527	2,365,331
Accumulated Depreciation	(1,133,006)	(532,758)
Total Fixed Assets, Net	$4,004,521	$1,832,573

FineTech Pharmaceutical, Ltd.

Assets and depreciation as of June 30, 2008 are as follows:

June 30, 2008
Equipment	$2,638,920
Furniture, Fixtures, and Office Equipment	107,530
Building	283,100
Computer hardware and software	28,400
Other	38,400
Gross Fixed Assets	3,096,350
Accumulated Depreciation	(222,936)
Total Fixed Assets, Net	$2,873,414

Summary:

	June 30, 2008	December 31, 2007
Equipment	$2,776,170	$-
Furniture, Fixtures, and Office Equipment	142,593	163,945
Building (includes in construction)	788,631	483,407
Computer hardware and software	790,070	758,123
Product (vaporizers)	3,698,013	959,856
Other	38,400	-
Gross Fixed Assets	8,233,877	2,365,331
Accumulated Depreciation	(1,355,942)	(532,758)
Total Fixed Assets, net	$6,877,935	$1,832,573

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

Patent and ANDA acquisition and application costs at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Patent Costs	$25,000	$25,000
ANDA Acquisition and Application Costs	50,000	50,000

Gross Carrying Value	75,000	75,000
Less Accumulated Amortization	(9,107)	(7,806)

Total Intangible Assets	$65,893	$67,194

FineTech Pharmaceutical, Ltd.

Intellectual property consists of four active patents.

Patent valuations at June 30, 2008 are as follows:

Gross Carrying Value	$5,547,600
Less Accumulated Amortization	(206,942)

Total Intangible Assets	$5,340,658

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

The entire goodwill balance of $10,678,793 at June 30, 2008, which is not fully deductible for tax purposes due to the purchase being completed partially through the exchange of stock, is related to the Company's acquisition of assets from FineTech Laboratories, Ltd. completed on January 4, 2008. With the acquisition of assets and employees from FineTech Laboratories, Ltd., the Company gained the affect of FineTech Laboratories’ reputation for product development in the industry. Furthermore, the Company gained renowned PhD staff that have the ability to develop active pharmaceutical ingredients (APIs) and solve complex issues within the industry.

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

NOTE 9 – NOTES PAYABLE - RELATED PARTY

At December 31, 2007, the Company had a note payable to a related party of $100,000. The note is due on demand, and bears simple interest computed at 12% per annum. At June 30, 2008, the Company continued to have this note payable outstanding.

NOTE 10 – PAYABLE TO FORMER PREFERRED STOCKHOLDERS

Pursuant to a transaction entered into immediately following the Merger, the Company is obligated to offer to purchase from the former holders of the RHI’s Series A Preferred Stock on/or before December 31, 2008 up to an aggregate of 350,000 shares of the Company’s common stock at a price of $4.00 per share, or a total obligation of $1,400,000. In addition, the Company recorded an additional contingency related to the late effectiveness for its Registration Statement in the amount of approximately $190,000. The Company has recorded this obligation at its present value, using an interest rate of 11.25% per annum. The present value of the payable to stockholders, recorded as a current liability in the accompanying consolidated balance sheet, was $1,519,546 and $1,255,692 at June 30, 2008 and December 31, 2007, respectively.

NOTE 11 - EQUITY TRANSACTIONS

Common Stock

During the quarter ended June 30, 2008, the Company had no transactions related to common stock.

Options, Stock Appreciation Rights and Restricted Stock Units

During the quarter ended June 30, 2008, the Company had the following transactions related to options, stock appreciation rights and restricted stock units:

On May 2, 2008, the Company issued an option to purchase 628,700 shares of common stock with an exercise price of $0.285 per share for a total Black-Scholes value of $151,342 to its Chief Executive Officer, Jonathan Houssian.

On May 2, 2008, the Company issued an option to purchase 450,000 shares of common stock with an exercise price of $0.285 per share for a total Black-Scholes value of $108,325 to its Chief Operating Officer, Earl Sullivan.

On May 2, 2008, the Company issued an option to purchase 58,300 shares of common stock with an exercise price of $0.285 per share for a total Black-Scholes value of $14,034 to its Vice President of Administration.

On May 2, 2008, the Company issued an option to purchase 66,667 shares of common stock with an exercise price of $0.285 per share for a total Black-Scholes value of $16,048 to its Vice President of Sterile Operations.

On May 2, 2008, the Company issued an option to purchase 750,000 shares of common stock with an exercise price of $0.285 per share for a total Black-Scholes value of $204,739 to its Chief Operating Officer, Earl Sullivan.

On May 2, 2008, the Company issued an option to purchase 125,000 shares of common stock with an exercise price of $0.285 per share for a total Black-Scholes value of $34,123 to its Vice President of Business Development.

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 11 - EQUITY TRANSACTIONS (CONT.)
On May 2, 2008, the Company issued an option to purchase 37,500 shares of common stock with an exercise price of $0.285 per share for a total Black-Scholes value of $10,237 to its Principal Financial Officer, Shannon Stith.

On May 2, 2008, the Company issued an option to purchase 12,500 shares of common stock with an exercise price of $0.285 per share for a total Black-Scholes value of $3,412 to a non-executive employee.

On June 4, 2008, the Company issued 1,260,000 stock appreciation rights of common stock with a base price of $0.36 per share for a total Black-Scholes value of $302,175 to its Vice President of Sterile Operations. The stock appreciation right vests annually over four years on June 4th. The stock appreciation rights forfeit each year on the vesting date if no appreciation in stock value has occurred.

On June 4, 2008, the Company issued 2,100,000 stock appreciation rights of common stock with a base price of $0.36 per share for a total Black-Scholes value of $503,626 to its Chief Operating Officer, Earl Sullivan. The stock appreciation right vests annually over four years on June 4th. The stock appreciation rights forfeit each year on the vesting date if no appreciation in stock value has occurred.

On June 4, 2008, the Company issued 1,380,000 stock appreciation rights of common stock with a base price of $0.36 per share for a total Black-Scholes value of $330,954 to its Vice President of Business Development. The stock appreciation right vests annually over four years on June 4th. The stock appreciation rights forfeit each year on the vesting date if no appreciation in stock value has occurred.

On June 4, 2008, the Company issued 1,260,000 stock appreciation rights of common stock with a base price of $0.36 per share for a total Black-Scholes value of $302,175 to its Principal Financial Officer, Shannon Stith. The stock appreciation right vests annually over four years on June 4th. The stock appreciation rights forfeit each year on the vesting date if no appreciation in stock value has occurred.

On June 4, 2008, each of the Company’s four independent directors converted his 400,000 currently outstanding stock options into 100,000 restricted stock units. The restricted stock units vest annually over four years on June 4th. The conversion was under a modification to prior awards wherein employees and directors may convert four stock options into one restricted stock unit with the same vesting period. The value of the original award was higher than the modification to the award and thus no incremental expense was recorded.

The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payments, which requires companies to measure the cost of employee services received in exchange for equity instruments based on the fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest. A stock based compensation expense for the above noted and previously issued stock options in the amount of $401,394 has been reflected in the accompanying financial statements for the six month period ended June 30, 2008.

The Company uses the Black-Scholes valuation model to estimate the grant date fair value of its stock options, stock appreciation rights, and warrants. The model requires various judgmental assumptions including estimated stock price volatility, forfeiture rates and expected life.

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 11 - EQUITY TRANSACTIONS (CONT.)
Our calculations of the fair market value of each stock-based award that was granted, modified or calculated during the quarter ended June 30, 2008 used the following assumptions:

Black-Scholes Input	Average Value
Risk-free interest rate	3.40%
Expected life in years	6
Dividend yield	0.00%
Expected volatility	124.43%

The following table summarizes the stock option, warrant, and stock appreciation rights activity during the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Black-Scholes Value
Outstanding, beginning of year	48,068,303	$0.91	$0.63
Granted	9,908,667	$0.38	$0.27
Expired/Cancelled	(1,696,216)	$0.58	$0.57
Exercised	-	$-	$-
Outstanding, end of year	56,280,754	$0.83	$0.57

Exercisable	41,103,340	$0.91	$0.63

NOTE 12 – AMORTIZATION OF DEBT DISCOUNT

The Company booked non-cash amortization of debt discount related to the December 31, 2007 convertible debt funding for the six month period ended June 30, 2008 in the amount of $2,724,716. The remaining debt discount will be amortized over the next six quarters at which time the convertible debt funding will mature.

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

Pursuant to the agreement with Core Tech, the Company may have a contingent asset for reimbursement of amounts previously paid to Core Tech in the amount of $2,200,000. The amount of this contingency is not recorded on the financial statements of the Company is it is dependent upon the occurrence of one or more future events. This amount will be reimbursed to the Company within three years of FDA approval and commencement of sales of the Fentanyl transdermal system, or equivalent. However, the amount will not be reimbursed to the Company unless Core Tech is able to sign an equivalent partnership agreement with an alternate manufacturing and distribution entity prior to March 31, 2009.

On May 30, 2008, the Company executed a Mutual Termination regarding the termination of an agreement between the Company and Alkem Laboratories, Ltd. The Company was refunded a prepayment from Alkem Laboratories, Ltd. in the amount of $46,666. As a result, the Company recognized other income in the amount of $46,666 for the quarter ended June 30, 2008.

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 14 – EARNINGS PER SHARE

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding	116,315,303	44,898,063	115,697,009	40,901,853
Dilutive effect of options and warrants	-	-	-	-
Weighted average number of common shares outstanding, assuming dilution	116,315,303	44,898,063	115,697,009	40,901,853

No stock options, stock appreciation rights, warrants or restricted stock units are included in the computation of weighted average number of shares for the six months ended June 30, 2008 because the effect would be anti-dilutive. At June 30, 2008, the Company had outstanding stock options, stock appreciation rights, and warrants to purchase a total of 56,280,754 common shares that could have a future dilutive effect on the calculation of earnings per share. Furthermore, the Company has convertible note payable with a total of 48,231,511 shares of common stock, which assumes conversion as of June 30, 2008, underlying the note that could have a future dilutive effect on the calculation of earnings per share.

NOTE 15 - SIGNIFICANT CUSTOMERS

During the six months ended June 30, 2008, RxElite recorded revenues from two customers that approximated 18% and 20% of gross sales, respectively. During the six months ended June 30, 2008, our subsidiary, FineTech Pharmaceutical, recorded revenues from two customers that approximated 93% and 17% of gross sales, respectively.

NOTE 16 - SIGNIFICANT SUPPLIERS

The Company outsources all of its generic pharmaceutical manufacturing for its own label to outside sources. For the six month period ended June 30, 2008, RxElite’s largest suppliers accounted for approximately $762,450 and $1,874,834 or 28% and 70% of product purchases. For the six months ended June 30, 2008, our subsidiary, FineTech Pharmaceutical’s largest suppliers accounted for approximately $11,765 and $10,885 or 8% and 7% of product purchases.

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
NOTE 17 – LOSS ON NOTE CONVERSION

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

The Convertible Note matures on December 31, 2009, which date may be extended at the option of the note holder as described below. The entire outstanding principal balance and any outstanding fees or interest are due and payable in full on the maturity date. The Convertible Note bears interest at the rate of 9.50% per annum, which rate may be increased to 15% upon the occurrence of an event of default, as described below. Interest on the Convertible Note is payable quarterly beginning on April 1, 2008. We have made our first two interest payments.

As of March 31, 2008, we failed to satisfy the Higher EBITDA ratio and as a result, the conversion price of the Convertible Note was adjusted downward to $0.2177 per share.  Based upon the new conversion price, if the Convertible Note were converted in full, we would be required to issue 48,231,511 shares of Common Stock to the holder of the Convertible Note.  These new shares would represent approximately 42% of our then outstanding shares of Common Stock.  No further adjustment in the conversion prices was required as of June 30, 2008. Notwithstanding the new conversion price, under the terms of the Note and Warrants, the investor cannot convert the Note or exercise any warrants to the extent that such conversion or exercise would result in the investor holding in excess of 4.99% of our outstanding common stock.  Since the investor presently holds 5,594,033 shares of our common stock, it could not convert the convertible Note for an amount that would exceed 210,101 shares, based upon 116,315,303 shares outstanding prior to such conversion.

The loss on note conversion account recorded an estimated loss due to the reduction in conversion price for the first quarter in the amount of $3,755,678. This amount was adjusted after the actual conversion price reduction amount to $0.2177 per share was calculated pursuant to the Note. An additional non-cash expense of $1,510,051 was recorded during the second quarter of 2008.

As of June 30, 2008, we failed to satisfy both the Higher and Lower EBITDA ratio and as a result, the Company is now in default of the terms of the Convertible Note. No additional ratchet to the conversion price is necessary as the resulting share price is higher than the previous adjustment at the end of the quarter ended March 31, 2008. Based upon the event of default, the Convertible Note may be redeemed in part or in full by the holder at a price equal to the greater of (i) the product of (A) the conversion amount to be redeemed and (b) the redemption premium and (ii) the product of (a) the conversion rate with respect to such conversion amount in effect at such time as the holder delivers an event of default redemption notice and (b) the product of (1) the equity value redemption premium and (2) the greatest closing sale price of the common stock during the period beginning on the date immediately preceding such event of default and ending on the date the holder delivers the event of default redemption notice. Furthermore, the Company now must pay an interest rate of 15% per annum until the default is cured. The default may be cured and the interest rate adjusted down to the original 9.50% per annum by meeting future EBITDA requirements. There is no assurance that the Company will satisfy future EBITDA requirements.

We are currently in discussion with the holder of the note (Castlerigg Master Investments) regarding the default. There can be no assurance that the holder will agree to amend the terms of the loan or waive any default.

NOTE 18 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued FASB Statements or Interpretations, Securities and Exchange Commission or SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company during the current quarter.

NOTE 19 - SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.
	Three Months Ended
	June 30,			%
	2008	2007	Change	Change
Sales (Net of Discounts)	$3,006,036	$735,600	$2,270,436	309%
Cost of Goods Sold (Net of Discounts)	2,503,315	560,254	1,943,061	347%
Gross Profit	$502,721	$175,346	$327,375	187%
Gross Profit %	16.7%	23.8%

Sales

Net sales increased by $2,270,436 from $735,600 for the three months ended June 30, 2007 to $3,006,036 for the three months ended June 30, 2008. This increase reflects the acquisition of assets of FineTech Laboratories and the opening of our subsidiary, FineTech Pharmaceutical, Ltd., as well as quarter-over-quarter increase in sales since the launch of our Sevoflurane product line in the second quarter of 2007.

Cost of Goods Sold

Cost of goods sold increased by $1,943,061 from $560,254 for the three months ended June 30, 2007 to $2,503,315 for the three months ended June 30, 2008. This increase reflects acquisition of assets and launch of our Sevoflurane product line.

Gross Profit

Gross profit increased by $327,375 from $175,346 for the three months ended June 30, 2007 to $502,721 for the three months ended June 30, 2008. Gross profit as a percentage of sales decreased for the three months ended June 30, 2008 resulting from a transition in product mix from the prior year, as well as a decrease in our average selling price to customers during the quarter.

Operating Expenses

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.
	Three Months Ended
	June 30,			%
	2008	2007	Change	Change
Operating Expenses:
Selling Expenses	$202,838	$785,001	$(582,163)	-74%
Salaries, Wages and Benefits	1,858,729	566,850	1,291,879	228%
Research and Development	(54,001)	739,558	(793,559)	-107%
Product Purchase Agreements	-	4,400,000	(4,400,000)	-100%
General and Administrative Expenses	1,276,612	365,327	911,285	249%
Amortization Expense	114,528	651	113,877	17493%
Depreciation Expense	177,788	40,366	137,422	340%

Total Operating Expenses	$3,576,494	$6,897,753	$(3,321,259)	-48%

Selling Expense (Sales & Marketing)

Sales and marketing expense decreased by $582,163 from $785,001 for the three months ended June 30, 2007 to $202,838 for the three months ended June 30, 2008. This decrease in sales and marketing expenses was a result of reclassification in the 2008 financial statements of approximately $700,000 from a selling expense to the salaries, wages and benefits account. This reclassification for the quarter ended June 30, 2008 was partially offset by an increase in selling expenses related to higher attendance at trade shows and training requirements of newly hired sales staff.

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $1,291,879 from $566,850 for the three months ended June 30, 2007 to $1,858,729 for the three months ended June 30, 2008. The increase in salaries, wages and benefits in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was due an increase in salaries, wages and benefits due to the launch of generic Sevoflurane and related increased operating activities. Further increase was a result of opening our subsidiary, FineTech Pharmaceutical, in Israel after our recent asset acquisition, as well as a reclassification from the selling expense account as noted above.

Research and Product Development

Research and development, or product development expenses for the three months ended June 30, 2008 decreased by $793,559 from $739,558 for the three month period ended June 30, 2007 to a credit of $54,001 for the three month period ended June 30, 2008. The decrease in research and development was due to the termination of the Core Tech agreement in the period ended March 31, 2008 and the Alkem agreement in the period ended June 30, 2008, which were in effect during the prior year. This amount was partially offset by costs incurred for research and development conducted by our subsidiary

General and Administrative

General and administrative expenses increased by $911,285 from $365,327 for the three months ended June 30, 2007 to $1,276,612 for the three months ended June 30, 2008. These increases were driven by the increase in new employee costs related the launch of generic Sevoflurane, professional fees and expenses related to our asset acquisition, professional fees and expenses related to operating as a public company, and the addition of board of director fees and expenses.

Amortization

Amortization expense increased $113,877 from $651 for the three months ended June 30, 2007 to $114,528 for the three months ended June 30, 2008. This amount was due to the increase in intangible assets acquired by our subsidiary, FineTech Pharmaceutical, Ltd.

Depreciation

Depreciation expense increased $137,422 from $40,366 for the three months ended June 30, 2007 to $177,788 for the three months ended June 30, 2008. The increase was due to the increase in assets acquired by our subsidiary, FineTech Pharmaceutical, Ltd.

Other Income (Expenses)

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.

	Three Months Ended June 30,
	2008	2007	Change	% Change

Other Income (Expenses):
Interest Income	$11,156	$13,488	$(2,332)	-17%
Interest expense and penalties	(446,173)	(62,963)	(383,210)	609%
Loss on Debt Restructuring	-	(188,054)	188,054	-100%
Amortization of debt discount	(1,419,197)	-	(1,419,197)	n/a
Loss on note conversion rate change	(1,510,051)	-	(1,510,051)	n/a
Termination of development agreement	46,666	-	46,666	n/a
Other income (expense)	1,773	5,781	4,088	-69%

Total Other Expenses	$(3,315,826)	$(231,748)	$(3,084,078)	1331%

Interest Income

Interest income decreased by $2,332 from $13,488 for the three month period ended June 30, 2007 to $11,156 for the three month period ended June 30, 2008. The decrease is due to lower levels of interest-bearing deposits during the quarter.

Interest Expense

Interest expense increased by $383,210 from $62,963 for the three month period ended June 30, 2007 to $446,173 for the three month period ended June 30, 2008. The increase is due to the quarterly interest payments of $249,375 to Castlerigg Investments, Ltd. related to our convertible debt acquired on December 31, 2007. There are seven additional quarterly interest payments due related to the convertible debt financing. In addition, the Company accrued a penalty due to original investors for approximately $190,000 during the quarter.

Amortization of Debt Discount

Amortization of debt discount increased by $1,419,197 from $0 for the three month period ended June 30, 2007 to $1,419,197 for the three month period ended June 30, 2008. The increase is due to the present value discount related to our convertible debt acquired on December 31, 2007.

Loss on Note Conversion Rate

As of March 31, 2008, we failed to satisfy the EBITDA ratio of our Convertible Note and, as a result, the conversion price of the Convertible Note was adjusted downward to $0.2177 per share.  Based upon the new conversion price, if the Convertible Note were converted in full, we would be required to issue 48,231,511 shares of Common Stock to the holder of the Convertible Note.  These new shares would represent approximately 42% of our then outstanding shares of Common Stock.  No further reduction in the conversion price was required as of June 30, 2008. Notwithstanding the new conversion price, under the terms of the Note and Warrants, the investor cannot convert the Note or exercise any warrants to the extent that such conversion or exercise would result in the investor holding in excess of 4.99% of our outstanding common stock.  Since the investor presently holds 5,594,033 shares of our common stock, it could not convert the convertible Note for an amount that would exceed 210,101 shares, based upon 116,315,303 shares outstanding prior to such conversion.

As such, the Company estimated the value of the convertible debenture based on the amended terms of the Convertible Note during the first quarter of 2008. The valuation was performed on the seventh trading day following the filing of our Form 10-Q for the period ended March 31, 2008. An adjustment was made during the second quarter of 2008 to true up the original estimate. The additional non-cash expense was $1,510,051. The total non-cash expense related to the change in conversion rate was allocated as follows: $55,848 to Debt Discount, $5,265,729 to Loss on Note Conversion, and $5,321,577 to the equity component of the Note.

Termination of Development Agreement

Termination of a development agreement increased by $46,666 from $0 for the three month period ended June 30, 2007 to $46,666 for the three month period ended June 30, 2008. The increase is due to the termination of the agreement with Alkem Laboratories, Ltd. during the current quarter.

Changes in the other income (expense) amounts not discussed above were not material to our operations.

Net Loss

Net loss decreased by $564,556 from net loss of $6,954,155 for the three months ended June 30, 2007 to a net loss of $6,389,599 for the three months ended June 30, 2008. The decrease in our net loss for the first three months of the current fiscal year was due to the product purchase agreements made during the second quarter ended June 30, 2007 in the amount of $4,400,000 not recurring in the second quarter ended June 30, 2008. This decrease was partially offset by the adjustment for the Convertible Note and increase in expenses incurred as a result of the launch of Sevoflurane, the asset acquisition depreciation and amortization costs, and the formation and operating expenses of our new subsidiary.

Results of Operations

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.

	Six Months Ended June 30,
	2008	2007	Change	% Change
Sales (Net of Discounts)	$6,005,440	$882,473	$5,122,967	581%
Cost of Goods Sold (Net of Discounts)	4,947,161	699,499	4,247,662	607%
Gross Profit	$1,058,279	$182,974	$875,305	478%
Gross Profit %	17.6%	20.7%

Sales

Net sales increased by $5,122,967 from $882,473 for the six months ended June 30, 2007 to $6,005,440 for the six months ended June 30, 2008. This increase reflects the acquisition of assets of FineTech Laboratories and the opening of our subsidiary, FineTech Pharmaceutical, Ltd., as well as quarter-over-quarter increase in sales since the launch of our Sevoflurane product line in the second quarter of 2007.

Cost of Goods Sold

Cost of goods sold increased by $4,247,662 from $699,499 for the six months ended June 30, 2007 to $4,947,161 for the six months ended June 30, 2008. This increase reflects acquisition of assets and launch of our Sevoflurane product line.

Gross Profit

Gross profit increased by $875,305 from $182,974 for the six months ended June 30, 2007 to $1,058,279 for the six months ended June 30, 2008. Gross profit as a percentage of sales decreased for the six months ended June 30, 2008 resulting from a transition in product mix, as well as a decrease in our average selling price to customers during the second quarter ended June 30, 2008.

Operating Expenses

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.

	Six Months Ended June 30,
	2008	2007	Change	% Change
Operating Expenses:
Selling Expenses	$347,805	$1,235,734	$(887,929)	-72%
Salaries, Wages and Benefits	3,491,204	1,100,493	2,390,711	217%
Research and Development	8,163	1,549,116	(1,540,953)	-99%
Product Purchase Agreements	-	4,400,000	(4,400,000)	-100%
General and Administrative Expenses	2,156,102	668,393	1,487,709	223%
Amortization Expense	247,520	1,301	246,219	18925%
Depreciation Expense	355,040	77,869	277,171	356%

Total Operating Expenses	$6,605,834	$9,032,906	$(2,427,072)	-27%

Selling Expense (Sales & Marketing)

Sales and marketing expense decreased by $887,929 from $1,235,734 for the six months ended June 30, 2007 to $347,805 for the six months ended June 30, 2008. This decrease in sales and marketing expenses was a result of reclassification in the 2008 financial statements of approximately $1.4M from a selling expense to the salaries, wages and benefits account. This reclassification for the interim period ended June 30, 2008 was partially offset by an increase in selling expenses related to higher attendance at trade shows and training requirements of newly hired sales staff.

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $2,390,711 from $1,100,493 for the six months ended June 30, 2007 to $3,491,204 for the six months ended June 30, 2008. The increase in salaries, wages and benefits in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was due an increase in salaries, wages and benefits due to the launch of generic Sevoflurane and related increased operating activities. Further increase was a result of opening our subsidiary, FineTech Pharmaceutical, in Israel after our recent asset acquisition, as well as a reclassification from the selling expense account.

Research and Product Development

Research and development, or product development expenses for the six months ended June 30, 2008 decreased by $1,540,953 from $1,549,116 for the six month period ended June 30, 2007 to $8,163 for the six month period ended June 30, 2008. The decrease in research and development was due to the termination of the Core Tech agreement in the period ended March 31, 2008 and the Alkem Laboratories agreement in the period ended June 30, 2008, which were in effect during the period ended June 30, 2007. This amount was partially offset by costs incurred for research and development conducted by our subsidiary

General and Administrative

General and administrative expenses increased by $1,487,709 from $668,393 for the six months ended June 30, 2007 to $2,156,102 for the six months ended June 30, 2008. These increases were driven by the increase in new employee costs related the launch of generic Sevoflurane, professional fees and expenses related to our asset acquisition, professional fees and expenses related to operating as a public company, and the addition of board of director fees and expenses.

Amortization

Amortization expense increased $246,219 from $1,301 for the six months ended June 30, 2007 to $247,520 for the six months ended June 30, 2008. This amount was due to the increase in intangible assets acquired by our subsidiary, FineTech Pharmaceutical, Ltd.

Depreciation

Depreciation expense increased $277,171 from $77,869 for the six months ended June 30, 2007 to $355,040 for the six months ended June 30, 2008. The increase was due to the increase in assets acquired by our subsidiary, FineTech Pharmaceutical, Ltd.

Other Income (Expenses)

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.

	Six Months Ended June 30,
	2008	2007	Change	% Change
Other Income (Expenses):
Interest Income	$26,984	$39,389	$(12,405)	-31%
Interest expense and penalties	(756,721)	(163,361)	(593,360)	363%
Loss on Debt Restructuring	-	(188,054)	188,054	-100%
Amortization of debt discount	(2,724,716)	-	(2,724,716)	n/a
Loss on note conversion rate change	(5,265,729)	-	(5,265,729)	n/a
Termination of development agreement	846,666	-	846,666	n/a
Other income (expense)	(8,368)	(559)	(7,809)	1397%

Total Other Expenses	$(7,881,884)	$(312,585)	$(7,569,299)	2422%

Interest Income

Interest income decreased by $12,405 from $39,389 for the six month period ended June 30, 2007 to $26,984 for the six month period ended June 30, 2008. The decrease is due to lower levels of interest-bearing deposits during the first six months.

Interest Expense

Interest expense increased by $593,360 from $163,361 for the six month period ended June 30, 2007 to $756,721 for the six month period ended June 30, 2008. The increase is due to the quarterly interest payments of $249,375 to Castlerigg Investments, Ltd. related to our convertible debt acquired on December 31, 2007. We have made the first two interest payments. There are six additional quarterly interest payments due related to the convertible debt financing. The additional increase is due to the accrual of a penalty payment due to original investors in the amount of approximately $190,000.

Amortization of Debt Discount

Amortization of debt discount increased by $2,724,716 from $0 for the six month period ended June 30, 2007 to $2,724,716 for the six month period ended June 30, 2008. The increase is due to the amortization of the present value discount related to our convertible debt acquired on December 31, 2007.

Termination of Development Agreement

Termination of Development Agreement increased by $846,666 from $0 for the six month period ended June 30, 2007 to $846,666 for the six month period ended June 30, 2008. The increase is due to the termination of agreements with Core Tech Technologies, Ltd. and Alkem Laboratories, ltd. during the first six months of the current year.

Loss on Note Conversion Rate

As of March 31, 2008, we failed to satisfy the EBITDA ratio of our Convertible Note and, as a result, the conversion price of the Convertible Note was adjusted downward to $0.2177 per share.  Based upon the new conversion price, if the Convertible Note were converted in full, we would be required to issue 48,231,511 shares of Common Stock to the holder of the Convertible Note.  These new shares would represent approximately 42% of our then outstanding shares of Common Stock.  Notwithstanding the new conversion price, under the terms of the Note and Warrants, the investor cannot convert the Note or exercise any warrants to the extent that such conversion or exercise would result in the investor holding in excess of 4.99% of our outstanding common stock.  Since the investor presently holds 5,594,033 shares of our common stock, it could not convert the convertible Note for an amount that would exceed 210,101 shares, based upon 116,315,303 shares outstanding prior to such conversion.

As such, the Company estimated the value of the convertible debenture based on the amended terms of the Convertible Note during the first quarter of 2008. The valuation was performed on the seventh trading day following the filing of our Form 10-Q for the period ended March 31, 2008. An adjustment was made during the second quarter of 2008 to true up the original estimate. The additional non-cash expense was $1,510,051. The total non-cash expense related to the change in conversion rate was allocated as follows: $55,848 to Debt Discount, $5,265,729 to Loss on Note Conversion, and $5,321,577 to the equity component of the Note.

Changes in the other income (expense) amounts not discussed above were not material to our operations.

Net Loss

Net loss increased by $4,266,922 from net loss of $9,162,517 for the six months ended June 30, 2007 to a net loss of $13,429,439 for the six months ended June 30, 2008. The increase in our net loss for the first three months of the current fiscal year was due to the non-cash loss on the note conversion ($5,265,729) and non-cash amortization of the debt discount associated with the convertible note ($2,724,716), which was partially offset by a non-cash gain in an accounts payable write off ($800,000) during the first quarter of 2008. In addition, the increase was attributed to the increased expenses incurred as a result of our recent launch of Sevoflurane, the asset acquisition depreciation and amortization costs, and the formation and operating expenses of our new subsidiary.

Liquidity and Capital Resources

As of June 30, 2008, we had current assets of $14,687,909, including cash and equivalents of $2,654,837, accounts receivable of $1,779,955, inventory of $9,549,396 and other current assets of $703,721. As of June 30, 2008, we had current liabilities of $17,135,000, consisting primarily of accounts payable of $10,629,478, accrued rebates of $729,647, accrued expenses of $795,449, notes payable to NPIL of $3,000,000, and notes payable to former preferred shareholders of $1,519,546. As a result, at June 30, 2008, we had a working capital deficit of $2,447,091.

Net cash used in operating activities was $3,680,235 and $6,195,728 for the six months ended June 30, 2008 and 2007, respectively. The decrease in net cash used in operating activities in the first six months of the current year resulted from increased reliance on our suppliers (increase in accounts payable), which was partially offset by an increase in inventory and accounts receivables.

Net cash used in investing activities was $6,602,096 and $905,549 for the six months ended June 30, 2008 and 2007, respectively. Cash used in investing activities consisted primarily of purchases of assets through our subsidiary, FineTech Pharmaceutical, Ltd. on January 4, 2008.

We have funded our operating losses primarily from proceeds from the sale of our common stock and proceeds from the issuance of convertible debentures and notes payable to related parties.

Net cash provided by financing activities was $2,823,584 for the six months ended June 30, 2008 is comprised mostly of funds received from the issuance of a note during the second quarter in the amount of $3,000,000. This amount is partially offset by cash payments for interest and principal related to a severance agreement.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and may continue to incur losses for the foreseeable future. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s business plan anticipates that its near future activities will be funded from the issuance of additional equity or debt and funds provided by ongoing operations.

Immediately following the Merger, the Company raised $10,703,092 in gross proceeds of equity capital and converted $1,899,273 of convertible debentures through the issuance of 21,003,959 units in a private placement offering of its securities. In addition, the Company received proceeds of $10,500,000 from the issuance of a senior secured convertible note on December 31, 2007. As of June 30, 2008, the Company currently had cash and cash equivalents of $2,654,837.

If sales continue to be insufficient to support planned development of new products and expansion of operations, the Company will need to access additional equity or debt capital. If public or private financing is not available when needed or is not available on terms acceptable to the Company, the Company’s growth and revenue-generating plans may be materially impaired. Such results could have a material adverse effect on the Company’s financial condition, results of operations and future prospects. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. We concluded that there was no need for a reserve for slow moving and obsolete inventory at June 30, 2008.

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

Recent Accounting Pronouncements

Recently issued FASB Statements or Interpretations, Securities and Exchange Commission or SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company during the current quarter.

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

Evaluation of disclosure controls and procedures

Rules 13a-15(e) and 15d-15(e) under the Exchange Act, require management to carry out an evaluation of the effectiveness of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2008. As a result of our recent merger, management has not carried out such an evaluation, nor has management concluded that our Company's disclosure controls and procedures are effective or ineffective as the end of this quarterly report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company's management did not assess the effectiveness of the Company's internal control over financial reporting as of June 30, 2008 in accordance with a recognized framework, due to its lack of resources.  However, we have identified what we believe to be material weaknesses in our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified were (i) lack of segregation of duties, and (ii) lack of sufficient personnel and/or resources with generally accepted accounting principals (GAAP) and tax accounting expertise. These control deficiencies resulted in audit adjustments to the Company's 2007 annual financial statements. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2008.

Significant changes in internal controls

There have been significant changes in our Company's internal controls over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The changes were made to enhance and strengthen the financial reporting department of the Company. The changes included additional finance and accounting personnel, creation of documentation of policies and procedures for all levels of employees that affect financial reporting, and further segregation of duties within the financial reporting department.

Although the Company has made the changes noted above, it still believes that the material weaknesses noted above exist. The Company will continue to improve its compliance in future quarters.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved or subject to any legal proceedings which could have a material adverse effect upon its operations or financial condition.

Item 2. Unregistered Sales of Equity Securities.

On January 4, 2008, the Company issued 18,632,383 shares of common stock for a total valuation of $13,330,139 for a non-competition undertaking and assignment of royalty rights. These shares were issued to Dr. Arie Gutman, who currently serves as President of our FineTech subsidiary and a member of our Board of Directors.

On February 7, 2008, the Company issued 1,000,000 shares of common stock to a third-party consultant at forty-six cents ($0.46) per share for a total value of $460,000 for a consulting agreement.

With respect to the foregoing transactions, the Company relied upon exemptions from registration for the issuances of the securities provided under Section 4(2) for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2008, the Company failed to satisfy both the Higher and Lower EBITDA ratios as required under our related to its Convertible Note with Castlerigg Master Investments, Ltd. As a result, the Company is now in default of the terms of the Convertible Note. Based upon the event of default, the Convertible Note may be redeemed in part or in full by the holder at a price equal to the greater of (i) the product of (A) the conversion amount to be redeemed and (b) the redemption premium (principal and interest) and (ii) the product of (a) the conversion rate with respect to such conversion amount in effect at such time as the holder delivers an event of default redemption notice and (b) the product of (1) the equity value redemption premium and (2) the greatest closing sale price of the common stock during the period beginning on the date immediately preceding such event of default and ending on the date the holder delivers the event of default redemption notice. Furthermore, as a result of the default the Company must now accrue and pay an interest rate of 15% per annum until the default is cured. The default may be cured and the interest rate adjusted down to the 9.50% per annum by meeting future EBITDA requirements.

We are currently in discussion with the holder of the note (Castlerigg Master Investments) regarding the default. There can be no assurance that the holder will agree to amend the terms of the loan or waive any default.

Item 4. Submission of Matters to a Vote of Security Holders.

Information presented in the following paragraphs relates to the convening of an annual meeting of shareholders, and the matters voted upon, including the election of directors.

The Company’s Annual Meeting was held on June 4, 2008 at the Hilton Airport conference center in Newark, New Jersey.

The shareholders, either in person or by proxy, voted as listed below on the matters presented in the Company’s Proxy Statement.

Proposal No. 1: Election of Directors for a term expiring at the 2009 annual meeting of stockholders.

Name:	Peter W. Williams
For	59,299,209
Abstain/Withhold	11,662,542

Name:	Mark Auerbach
For	60,808,644
Abstain/Withhold	10,153,107

Name:	Jonathan Houssian
For	70,103,418
Abstain/Withhold	858,333

Name:	David Rector
For	70,070,085
Abstain/Withhold	891,666

Name:	Frank Leo
For	70,103,418
Abstain/Withhold	858,333

Name:	Arie Gutman
For	70,070,085
Abstain/Withhold	891,666

Name:	Daniel Chen
For	65,878,572
Abstain/Withhold	5,083,179

Proposal No. 2: Approval of a reverse stock split of 1 share for up to each twenty (20) shares of common stock issued and outstanding, subject to the final ratio to be determined by the Board of Directors at the time of the reverse split. The Board has not yet determined the ratio of the reverse stock split as of the date of this Form 10-Q.

For	59,368,514
Against	10,537,316
Abstain/Withhold	1,055,921

Proposal No. 3: Approval of the 2007 Incentive Stock Plan

For	69,782,451
Against	1,179,300
Abstain/Withhold	1,112,238

Proposal No. 4: Ratification of HJ & Associates, LLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	70,927,918
Against	33,833
Abstain/Withhold	132,659

No other matters than those presented in the Company’s Proxy Statement were voted upon during the Annual Meeting.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  Exhibits:

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RXELITE, INC.

Date: August 14, 2008	By:	/s/ Jonathan Houssian
Jonathan Houssian
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Shannon M. Stith
Shannon M. Stith
Vice President Finance
(Principal Financial Officer)