Form 10-Q
period 2008-09-30
RxElite, Inc.
filed 2008-11-14
CIK 1346405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission file number: 000-52454

RxElite, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	90-0366910
State or other Jurisdiction of	I.R.S. Employer
Incorporation or Organization	Identification No.

1404 North Main, Suite 200
Meridian, Idaho	83642
Address of Principal Executive Offices	Zip Code

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at November 11, 2008
Common Stock, $0.001 Par Value	119,705,157

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

RXELITE, INC.
FORM 10-Q

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

RXELITE, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,348,216	$10,113,584
Accounts receivable, net of discounts and allowances of $32,913 and $8,006, respectively	987,229	494,762
Related party accounts receivable	-	465,378
Related party receivable	5,585	8,945
Inventory	5,172,498	7,353,339
Prepaid expenses	802,311	94,272
Total Current Assets	8,315,839	18,530,280

Fixed Assets, Net	7,823,349	1,832,573

Intangible Assets, Net	5,302,429	67,194

Goodwill	10,678,793	-

Other Assets:
Restricted deposits	754,153	682,680
Other assets	154,529	153,638
Total Other Assets	908,682	836,318
TOTAL ASSETS	$33,029,092	$21,266,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$7,794,452	$5,720,737
Accrued rebates	612,538	273,148
Notes payable - related party	100,000	100,000
Accrued payroll and associated liabilities	780,551	673,918
Accrued interest	543,750	-
Current portion of severance obligation	306,633	334,009
Current portion of capital lease obligations	48,296	43,433
Stock liability due to Directors and/or Employees	11,338	-
Payable to former preferred stockholders, net of discount of $36,077	1,555,623	-
Total Current Liabilities	11,753,181	7,145,245

Long Term Liabilities:
Severance obligation, net of discount $67,582	246,410	455,881
Payable to former preferred stockholders, net	-	1,255,692
Capital lease obligations	26,076	56,904
Senior secured convertible note, net of discount of $6,567,486 and $10,444,152, respectively	3,932,514	55,848
Note Payable	3,000,000	-
Total Long Term Liabilities	7,205,000	1,814,325
Total Liabilities	18,958,181	8,959,570

Stockholders' Equity:
Preferred stock, $0.001 Par Value, 1,000,000 Shares Authorized, 0 Shares Issued and Outstanding	-	-
Common stock, $0.001 Par Value, 200,000,000 Share Authorized, 119,705,157 and 96,682,920 Shares Issued and Outstanding, respectively	119,705	96,683
Additional paid-in capital	66,982,087	40,845,792
Accumulated deficit	(53,030,881)	(28,635,680)
Total Stockholders' Equity	14,070,911	12,306,795
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,029,092	$21,266,365

See notes to Condensed Consolidated Financial Statements

RXELITE, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES, (Net of discounts and allowances of $1,199,043, $187,974, $3,071,330, and $439,066, respectively)	$3,257,718	$753,962	$9,263,158	$1,636,435
COST OF SALES	2,951,207	623,446	7,898,368	1,322,945

GROSS PROFIT	306,511	130,516	1,364,790	313,490

OPERATING EXPENSES
Selling expense	173,361	1,138,810	521,166	2,374,544
Product Purchase Agreements	-	-	-	4,400,000
Salaries, wages, and benefits expense	2,018,858	408,627	5,510,062	1,509,120
Research and development	(16,714)	895,755	(8,551)	2,444,871
General and administrative expense	957,644	632,714	3,113,746	1,301,107
Amortization expense	150,807	650	398,327	1,951
Depreciation expense	177,751	60,629	532,791	138,498
Total Operating Expense	3,461,707	3,137,185	10,067,541	12,170,091

LOSS FROM CONTINUING OPERATIONS	(3, 155,196)	(3,006,669)	(8,702,751)	(11,856,601)

OTHER INCOME (EXPENSE)
Interest Income	15,169	11,189	42,153	50,578
Interest expense and penalties	(521,385)	(11,483)	(1,278,106)	(174,844)
Loss on Debt Restructuring	-	(170,000)	-	(358,054)
Amortization of debt discount	(1,364,390)	-	(4,089,106)	-
Loss on note conversion rate change	(5,904,253)	-	(11,169,982)	-
Loss on deposit	(46,484)		(46,484)
Termination of development agreement	-	-	846,666	-
Other income (expense)	10,777	13,946	2,409	13,387
Total Other (Expense)	(7,810,566)	(156,348)	(15,692,450)	(468,933)

NET (LOSS)	$(10,965,762)	$(3,163,017)	$(24,395,201)	$(12,325,534)

Basic and diluted income (loss) per share	$(0.09)	$(0.04)	$(0.21)	$(0.23)

Weighted average shares outstanding	116,536,380	78,799,145	115,978,842	53,727,416

See Notes to Condensed Consolidated Financial Statements

RXELITE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(24,395,201)	$(12,325,534)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	845,156	199,233
Depreciation expense allocated to COGS	895,207	-
Amortization of debt discount	4,089,106	-
Amortization of capitalized costs	85,962	-
Amortization of costs associated with consulting agreement	640,000	-
(Gain) Loss on Debt Restructuring	-	188,054
Fair value of stock, options, stock appreciation rights, and stock purchase rights issued and vesting	794,686	172,112
Subscription Shares Issued for Employee Compensation	-	2,575
Subscription Shares Issued for Services	-	3,495
Subscription Shares Issued for Product Purchase Agreements	-	4,400,000
Termination of development agreement	(846,666)	-
Loss on deposit	46,484	-
Loss from change in conversion rate of Note	11,169,982	-
Decrease (Increase) in Operating Assets:
Accounts and Related Party Receivables, Net	(475,810)	(929,981)
Inventory	(978,272)	(2,072,412)
Prepaid Expenses	(528,039)	593
Other Assets	(204,810)	(641,182)
Increase (Decrease) in Operating Liabilities:
Accounts Payable	2,920,381	(3,779,240)
Accrued Expenses	1,187,773	553,927
Net Cash Used in Operating Activities	(4,754,061)	(14,228,360)

Cash Flows from Investing Activities:
Purchase of assets	(6,703,834)	(689,998)
Net Cash Used in Investing Activities	(6,703,834)	(689,998)

Cash Flows from Financing Activities:

Proceeds from Issuance of Common Stock and Common Stock Subscribed	-	15,714,161
Payments on capital lease obligations	(25,965)	(19,473)
Cash Paid for Offering Costs	-	(1,347,458)
Cash Distribution to Former Preferred Shareholders	-	(600,000)
Proceeds from Notes Payable	3,000,000	-
Payments on Notes Payable	(281,508)	(832,952)
Net Cash Used by Financing Activities	2,692,527	12,914,278

Net Increase (Decrease) in Cash and Cash Equivalents	(8,765,368)	(2,004,080)
Cash and Cash equivalents, Beginning of Period	10,113,584	2,403,144
Cash and Cash Equivalents, End of Period	$1,348,216	$399,064

See notes to Condensed Consolidated Financial Statements

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1 - ORGANIZATION AND MERGER

RxElite, Inc. (hereinafter “we”, “us” or “our”) develops and markets specialty generic prescription drug products in the areas of anesthesia, and sterile liquid dose drugs (which includes ophthalmic and sterile inhalation respiratory products and injectible drugs), as well as manufacturers active pharmaceutical ingredients (API).

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

On January 4, 2008, our wholly owned subsidiary, FineTech Pharmaceutical, Ltd. (formerly known as RxElite Israel Ltd.), a company organized under the laws of the State of Israel (“FineTech Pharmaceutical”), entered into an asset purchase agreement to acquire substantially all of the assets of FineTech Laboratories, Ltd., a privately held company organized under the laws of the State of Israel (“FineTech”) (the “FineTech Acquisition”). In connection with the FineTech Acquisition, Dr. Arie Gutman, the sole owner of FineTech and currently the president of FineTech Pharmaceutical, agreed not to engage in certain activities that would be competitive with our or FineTech Pharmaceutical’s business and to assign the right to receive royalties with respect to the sale of certain pharmaceutical products to FineTech Pharmaceutical, Ltd.. On January 22, 2008 we issued 18,632,383 shares of our common stock to Dr. Gutman in consideration for his non-competition undertaking and assignment of royalty rights. Dr. Gutman currently serves as President of FineTech Pharmaceutical, Ltd.

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION

The interim financial information of the Company as of September 30, 2008 is unaudited. The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with GAAP. The accounting policies followed for quarterly financial reporting conform to the accounting policies disclosed in Note 2 to the Notes to Financial Statements for the year ended December 31, 2007. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim period reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2007.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and may continue to incur losses for the foreseeable future. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s business plan anticipates that its immediate future activities will be funded from operations. The Company is currently seeking strategic alternatives for future growth and continued operations. These alternatives include but are not limited to the sale of a subsidiary, joint venture, and/or sale of some or all of the Company to outside groups.

Immediately following the Merger, the Company raised $10,703,092 in gross proceeds of equity capital and converted $1,899,273 of convertible debentures through the issuance of 21,003,959 units in a private placement offering of its securities. In addition, the Company received proceeds of $10,500,000 from the issuance of a senior secured convertible note on December 31, 2007. Further to these funds, the Company received proceeds of $3,000,000 through a loan from a third party represented by a second secured note issued on May 30, 2008.

If sales continue to be insufficient to support operations and planned development of new products, then the Company will need to access additional capital in the form of equity or debt. If public or private financing or suitable deal structures to create capital are not readily available or the terms are unacceptable, the Company’s growth and revenue generating potential may be materially impaired. Such results could have a material adverse effect on the Company’s financial condition, results of operations and future prospects. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s supplier of inventory, Minrad International, Inc. (hereinafter “Minrad”), unilaterally removed exclusivity of supply on September 11, 2008. Further, Minrad has ceased shipping product to the Company until the Company remits full payment for amounts currently due, which is approximately $4.9M (see Note 9 for additional information). The Company is currently in discussions with Minrad to decide on an appropriate plan to move the Company forward and to continue to supply the Company with product. Should the Company not be able to come to an agreeable plan with Minrad, the Company shall only be able to supply its customers with product currently in inventory through the middle of January 2009. The lack of supply would materially impact the ongoing business of its RxElite Holdings Inc. subsidiary. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – ACCOUNTS RECEIVABLE

At December 31, 2007, the Company’s accounts receivable was $494,762, net of allowances for doubtful accounts and payment discounts of $4,092, and $3,914, respectively. At September 30, 2008, the Company’s accounts receivable was $987,229, net of allowances for doubtful accounts and payment discounts of $11,496, and $21,417, respectively.

NOTE 5 – RELATED PARTY ACCOUNTS RECEIVABLE

At December 31, 2007, the Company had an accounts receivable from a related party of $465,378. The receivable was due from a key supplier, Minrad International. The Company had received the full amount of this receivable through either credit offsets to RxElite’s accounts payable due to Minrad or through the return of third-party product to RxElite.

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 6 – FIXED ASSETS

RxElite, Inc.

Assets and depreciation as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Furniture, Fixtures, and Office Equipment	$172,313	$163,945
Building (in construction)	508,731	483,407
Computer hardware and software	764,762	758,123
Product (vaporizers and installation costs)	5,241,949	959,856
Gross Fixed Assets	6,687,755	2,365,331
Accumulated Depreciation	(1,626,352)	(532,758)
Total Fixed Assets, Net	$5,061,403	$1,832,573

FineTech Pharmaceutical, Ltd.

Assets and depreciation as of September 30, 2008 are as follows:

September 30, 2008
Equipment	$2,638,920
Furniture, Fixtures, and Office Equipment	107,530
Building	283,100
Computer hardware and software	28,400
Other	38,400
Gross Fixed Assets	3,096,350
Accumulated Depreciation	(334,404)
Total Fixed Assets, Net	$2,761,946

Summary:

	September 30, 2008	December 31, 2007
Equipment	$2,638,920	$-
Furniture, Fixtures, and Office Equipment	279,843	163,945
Building (includes in construction)	791,831	483,407
Computer hardware and software	793,162	758,123
Product (vaporizers and installation costs)	5,241,949	959,856
Other	38,400	-
Gross Fixed Assets	9,784,105	2,365,331
Accumulated Depreciation	(1,960,756)	(532,758)
Total Fixed Assets, net	$7,823,349	$1,832,573

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

Patent and ANDA acquisition and application costs at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Patent Costs	$25,000	$25,000
ANDA Acquisition and Application Costs	50,000	50,000

Gross Carrying Value	75,000	75,000
Less Accumulated Amortization	(9,757)	(7,806)

Total Intangible Assets	$65,243	$67,194

FineTech Pharmaceutical, Ltd.

Intellectual property consists of four active patents.

Patent valuations at September 30, 2008 are as follows:

Gross Carrying Value	$5,547,600
Less Accumulated Amortization	(310,414)

Total Intangible Assets	$5,237,186

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

The entire goodwill balance of $10,678,793 at September 30, 2008, which is not fully deductible for tax purposes due to the purchase being completed partially through the exchange of stock, is related to the Company's acquisition of assets from FineTech Laboratories, Ltd. completed on January 4, 2008. With the acquisition of assets and employees from FineTech Laboratories, Ltd., the Company gained the affect of FineTech Laboratories’ reputation for product development in the industry. Furthermore, the Company gained renowned PhD staff that have the ability to develop active pharmaceutical ingredients (APIs) and solve complex issues within the industry.

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

NOTE 9 – ACCOUNTS PAYABLE

At June 30, 2008, the Company had an account payable to Minrad International, Inc., the Company’s supplier of anesthetic gases, of approximately $7.1M. The payment terms on the account were 180 days from the date of shipment. All amounts came due during the quarter ended September 30, 2008. Due to cash constraints, the Company returned product to its supplier in the amount of approximately $2.3M to reduce this liability during the quarter ended September 30, 2008 to approximately $4.9M.

NOTE 10 – NOTES PAYABLE - RELATED PARTY

At December 31, 2007, the Company had a note payable to a related party of $100,000. The note is due on demand, and bears simple interest computed at 12% per annum. On September 13, 2008, the holder of the Note provided written notice for payment of the Note. Payment was requested to be made on or before December 12, 2008. At September 30, 2008, the Company continued to have this note payable outstanding and had negotiated a payment plan with the holder of the note to pay equal installments over three months starting in November 2008.

NOTE 11 – PAYABLE TO FORMER PREFERRED STOCKHOLDERS

Pursuant to a transaction entered into immediately following the Merger, the Company is obligated to offer to purchase from the former holders of the RxElite Holdings, Inc.’s Series A Preferred Stock on/or before December 31, 2008 up to an aggregate of 350,000 shares of the Company’s common stock at a price of $4.00 per share, or a total obligation of $1,400,000. In addition, the Company recorded an additional contingency related to the late effectiveness for its Registration Statement in the amount of approximately $190,000. The Company has recorded this obligation at its present value, using an interest rate of 11.25% per annum. The present value of the payable to stockholders, recorded as a current liability in the accompanying consolidated balance sheet, was $1,555,623 and $1,255,692 at September 30, 2008 and December 31, 2007, respectively. It is unlikely that the Company will have the funds necessary to honor this commitment.

NOTE 12 - EQUITY TRANSACTIONS

Common Stock

During the quarter ended September 30, 2008, the Company had the following transactions related to common stock:

On September 24, 2008, the Company issued 389,854 shares of common stock to employees and directors of the Company with a fair value of $46,782. The shares were issued after certain employees and directors converted outstanding options at a four to one ratio to stock purchase rights, as approved by the Board of Directors on June 4, 2008. The shares issued represent those stock purchase rights that were fully vested as of the end of the third quarter of 2008.

On September 24, 2008, the Company issued 3,000,000 shares of restricted common stock to four members of management after the Board of Directors cancelled previously issued stock appreciation rights granted to those employees. The shares will vest annually on June 3rd over a four year period. The estimated value of the award is $360,000 based on a stock price of $0.11 per share on the date of issuance.

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 12 - EQUITY TRANSACTIONS (CONT.)

Options, Stock Appreciation Rights and Restricted Stock Units

During the quarter ended September 30, 2008, the Company had the following transactions related to options, stock appreciation rights and restricted stock units:

On August 8, 2008, each of the Company’s employees were offered the opportunity to convert stock options to stock purchase rights on a four to one ratio, as approved by the Board of Directors on June 4, 2008. A majority of the employees chose to convert stock options to stock purchase rights. As of August 7, 2008, the employees held options to purchase approximately 6,200,000 shares of common stock. Employees choose to convert the option to purchase 3,720,356 shares of common stock into 1,330,090 stock purchase rights with similar vesting terms. The Company currently has options outstanding to purchase approximately 2,900,000 shares of common stock to employees. After converting to stock purchase rights, the Company still has 940,237 unvested stock purchase rights outstanding to employees. The conversion of stock options to stock purchase rights was under a modification to prior awards wherein employees and directors may convert four stock options into one stock purchase right with the same vesting period. The value of the original award was higher than the modification to the award and thus no incremental expense was recorded.

The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payments, which requires companies to measure the cost of employee services received in exchange for equity instruments based on the fair value of those awards and to recognize the compensation expense over the requisite service period during which the awards are expected to vest. A stock based compensation expense for the above noted and previously issued stock options in the amount of $794,686 has been reflected in the accompanying financial statements for the nine month period ended September 30, 2008.

The Company uses the Black-Scholes valuation model to estimate the grant date fair value of its stock options, stock appreciation rights, and warrants. The model requires various judgmental assumptions including estimated stock price volatility, forfeiture rates and expected life.

Our calculations of the fair market value of each stock-based award that was granted, modified or calculated during the quarter ended September 30, 2008 used the following assumptions:

Black-Scholes Input	Average Value
Risk-free interest rate	4.70%
Expected life in years	4
Dividend yield	0.00%
Expected volatility	168.40%

The following table summarizes the stock option, warrant, stock purchase rights, and stock appreciation rights activity during the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Black-Scholes Value
Outstanding, beginning of year	48,068,303	$0.91	$0.63
Granted	9,923,667	$0.38	$0.27
Expired/Cancelled	(7,092,587)	$0.46	$0.36
Exercised	(389,854)	$-	$-
Outstanding, end of year	50,509,529	$0.88	$0.63

Exercisable	40,104,959	$0.91	$0.64

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 13 – AMORTIZATION OF DEBT DISCOUNT

The Company booked non-cash amortization of debt discount related mostly to the December 31, 2007 convertible debt funding for the nine month period ended September 30, 2008 in the amount of $3,932,513. The remaining amount of the debt discount related to the convertible debt funding will be amortized over the next five quarters at which time the convertible debt funding will mature. The amount expensed to the debt discount account related to the amortization of the present value of our obligation to our former preferred shareholders and the severance payments due to our former CEO and CFO, Daniel Chen, was $156,593.

NOTE 14 – TERMINATION OF DEVELOPMENT AGREEMENT

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

NOTE 15 – EARNINGS PER SHARE

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

A reconciliation of the number of shares used in the computation of the Company’s basic and diluted earnings (loss) per common share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding	116,536,380	78,799,145	115,978,842	53,727,416
Dilutive effect of options and warrants	-	-	-	-
Weighted average number of common shares outstanding, assuming dilution	116,536,380	78,799,145	115,978,842	53,727,416

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 15 – EARNINGS PER SHARE (cont.)

No stock options, stock appreciation rights, warrants, stock purchase rights or restricted stock units are included in the computation of weighted average number of shares for the nine months ended September 30, 2008 because the effect would be anti-dilutive. At September 30, 2008, the Company had outstanding stock options, stock appreciation rights, warrants, stock purchase rights or restricted stock units to purchase a total of 50,509,529 common shares that could have a future dilutive effect on the calculation of earnings per share. Furthermore, the Company has convertible note payable with a total of 176,470,588 shares of common stock, which assumes conversion as of September 30, 2008, underlying the note that could have a future dilutive effect on the calculation of earnings per share.

NOTE 16 - SIGNIFICANT CUSTOMERS

During the nine months ended September 30, 2008, RxElite recorded revenues from two customers that approximated 32% and 14% of gross sales, respectively. During the nine months ended September 30, 2008, our subsidiary, FineTech Pharmaceutical, recorded revenues from two customers that approximated 66% and 14% of gross sales, respectively.

NOTE 17 - SIGNIFICANT SUPPLIERS

The Company outsources all of its generic pharmaceutical manufacturing for its own label to outside sources. For the nine month period ended September 30, 2008, RxElite’s largest suppliers accounted for approximately $6M and $3M or 67% and 30% of product purchases. For the nine months ended September 30, 2008, our subsidiary, FineTech Pharmaceutical’s largest suppliers accounted for approximately $76,000 and $32,000 or 34% and 14% of product purchases.

NOTE 18 – LOSS ON NOTE CONVERSION

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

The Convertible Note matures on December 31, 2009, which date may be extended at the option of the note holder as described below. The entire outstanding principal balance and any outstanding fees or interest are due and payable in full on the maturity date. The Convertible Note bears interest at the rate of 9.50% per annum, which rate may be increased to 15% upon the occurrence of an event of default, as described below. Interest on the Convertible Note is payable quarterly beginning on April 1, 2008. We have made our first two interest payments. The Company has notified the investor that it will not make its third interest payment and the two parties are currently in confidential discussions. Although events of default currently exist, the holder of the Convertible Note has not demanded repayment as of the date of this filing.

As of September 30, 2008, we failed to satisfy the Higher EBITDA ratio and as a result, the conversion price of the Convertible Note was adjusted downward to $0.0595 per share.  Based upon the new conversion price, if the Convertible Note were converted in full, we would be required to issue 176,470,588 shares of Common Stock to the holder of the Convertible Note.  These new shares would represent approximately 147% of our then outstanding shares of Common Stock.  Notwithstanding the new conversion price, under the terms of the Note and Warrants, the investor cannot convert the Note or exercise any warrants to the extent that such conversion or exercise would result in the investor holding in excess of 4.99% of our outstanding common stock.  Since the investor presently holds 5,594,033 shares of our common stock, it could not convert the Convertible Note for an amount that would exceed 379,254 shares, based upon 119,705,157 shares outstanding prior to such conversion.

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 18 – LOSS ON NOTE CONVERSION (cont.)

The loss on note conversion account recorded a loss due to the reduction in conversion price for the first quarter in the amount of $5,265,729. In addition to the adjustments to the conversion price for the first quarter ended March 31, 2008, under the terms of the Convertible Note, if we failed to record consolidated EBITDA, as defined in the Convertible Note, of at least (i) $1,000,000 for the fiscal quarter ending September 30, 2008, the conversion price shall be reset to the lower of (A) the then current conversion price or (B) 85% of the average market price, as defined in the Convertible Note, of the common stock at such time. The estimated additional loss due to the reduction in conversion price for the third quarter is $5,904,252. This amount was adjusted after calculation of the estimated conversion price reduction amount to $0.0595 per share was calculated pursuant to the Note. The additional non-cash expense was recorded during the third quarter ended September 30, 2008 in accordance with EITF Issue No. 00-27 Application of EITF Issue No. 98-5 to Certain Convertible Instruments.

As of September 30, 2008, we failed to satisfy both the Higher and Lower EBITDA ratio and as a result, the Company is now in default of the terms of the Convertible Note. Based upon the event of default, the Convertible Note may be redeemed in part or in full by the holder at a price equal to the greater of (i) the product of (a) the conversion amount to be redeemed and (b) the redemption premium and (ii) the product of (a) the conversion rate with respect to such conversion amount in effect at such time as the holder delivers an event of default redemption notice and (b) the product of (1) the equity value redemption premium and (2) the greatest closing sale price of the common stock during the period beginning on the date immediately preceding such event of default and ending on the date the holder delivers the event of default redemption notice. Furthermore, the Company now must pay an interest rate of 15% per annum until the default is cured. The default may be cured and the interest rate adjusted down to the original 9.50% per annum by meeting future EBITDA requirements. There is no assurance that the Company will satisfy future EBITDA requirements. The Note is secured by a lien and security interest on substantially all of our assets.

NOTE 19 – SUPPLEMENTAL STATEMENT OF CASH FLOW

Cash payments for interest for continuing operations were $700,052 and $348,065 for the nine month period ended September 30, 2008 and 2007, respectively. There were no cash payments made for income taxes during either the nine month periods ended September 30, 2008 or September 30, 2007.

During the nine months ended September 30, 2008, the Company had the following non-cash investing and financing activities that have not been previously disclosed in the accompanying Notes to the September 30, 2008 interim financial statements:

•	Increased fixed assets through the transfer of property from inventory in the amount of $4,005,090.

•
Issued 18,632,383 common shares, increased common stock by $18,632, increased additional paid-in capital by $13,311,507, increased fixed assets by $3,096,350, increased inventory by $393,896, increased intangible assets by $5,547,600, decreased cash by $6,386,500 and increased goodwill by $10,678,793 for the purchase of the assets of FineTech Laboratories (Note 8).

•	Issued 1,000,000 common shares, increased common stock by $1,000, increased additional paid-in capital by $459,000, and increased prepaid expense by $460,000 for a consulting agreement.

•
Issued 3,000,000 common shares, increased common stock by $3,000, increased additional paid-in capital by $357,000, and increased prepaid expense by $360,000 for conversion of stock appreciation rights to restricted common stock.

•	Increased debt discount by $55,848 and increased additional paid-in capital by $55,848 for the loss on note conversion rate change (Note 18).

RXELITE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 20 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently issued FASB Statements or Interpretations, Securities and Exchange Commission or SEC Staff Accounting Bulletins, and AICPA Emerging Issue Task Force Consensuses have either been implemented or are not applicable to the Company during the current quarter.

NOTE 21 – INCOME TAXES – FIN48 DISCLOSURE

In 2005, the Company filed income tax returns in the U.S. federal jurisdiction, and in the states of Idaho, Texas, Kansas, Kentucky and New York. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. Tax returns for the states of New York, Kentucky and Kansas were filed for 2006. In 2007, the Company filed income tax returns in the U.S federal jurisdiction, as well as the states of California, Colorado, Georgia, Illinois, Maryland, Missouri, New Jersey, North Carolina, Oklahoma, and Pennsylvania.

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

NOTE 22 - SUBSEQUENT EVENTS

Frank Leo, who has been a member of our Board of Directors since February 7, 2008, resigned effective November 6, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.

	Three Months Ended September 30,			%
	2008	2007	Change	Change
Sales (Net of Discounts)	$3,257,718	$753,962	$2,503,756	332%
Cost of Goods Sold (Net of Discounts)	2,951,207	623,446	2,327,761	373%
Gross Profit	$306,511	$130,516	$175,995	135%
Gross Profit %	9.4%	17.3%

Sales

Net sales increased by $2,503,756 from $753,962 for the three months ended September 30, 2007 to $3,257,718 for the three months ended September 30, 2008. This increase reflects the acquisition of assets of FineTech Laboratories and the opening of our subsidiary, FineTech Pharmaceutical, Ltd. as well as an increase in customers and bottle volume for our Sevoflurane product line.

Cost of Goods Sold

Cost of goods sold increased by $2,327,761 from $623,446 for the three months ended September 30, 2007 to $2,951,207 for the three months ended September 30, 2008. This increase reflects acquisition of assets and launch of our Sevoflurane product line. In addition, the Company had additional depreciation attributed to cost of goods for installation and placement of vaporizers with our customer base for a total of $429,053 in the third quarter ended September 30, 2008 as compared to $77,027 in the third quarter ended September 30, 2007.

Gross Profit

Gross profit increased by $175,995 from $130,516 for the three months ended September 30, 2007 to $306,511 for the three months ended September 30, 2008. Gross profit as a percentage of sales decreased for the three months ended September 30, 2008 resulting from a decrease in our average selling price to customers during the quarter, increase in buy-in discounts offered to new customers, and an increase in depreciation attributed to Cost of Goods.

Operating Expenses

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.

	Three Months Ended September 30,			%
	2008	2007	Change	Change
Operating Expenses:
Selling Expenses	$173,361	$1,138,810	$(965,449)	-85%
Salaries, Wages and Benefits	2,018,858	408,627	1,610,231	394%
Research and Development	(16,714)	895,755	(912,469)	-102%
General and Administrative Expenses	957,644	632,714	324,930	51%
Amortization Expense	150,807	650	150,157	23101%
Depreciation Expense	177,751	60,629	117,122	193%

Total Operating Expenses	$3,461,707	$3,137,185	$324,522	10%

Selling Expense (Sales & Marketing)

Sales and marketing expense decreased by $965,449 from $1,138,810 for the three months ended September 30, 2007 to $173,361 for the three months ended September 30, 2008. This decrease in sales and marketing expenses was a result of reclassification in the 2008 financial statements of approximately $850,000 from a selling expense to the salaries, wages and benefits account. This reclassification for the quarter ended September 30, 2008 was partially offset by an increase in selling expenses related to higher attendance at trade shows and training requirements of newly hired sales staff.

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $1,610,231 from $408,327 for the three months ended September 30, 2007 to $2,018,858 for the three months ended September 30, 2008. The increase in salaries, wages and benefits in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was due to an increase in salaries, wages and benefits as a result of the launch of generic Sevoflurane and related increased operating activities. Further, the increase was a result of opening our subsidiary, FineTech Pharmaceutical, in Israel after our recent asset acquisition, as well as a reclassification from the selling expense account as noted above.

Research and Product Development

Research and development, or product development expenses for the three months ended September 30, 2008 decreased by $912,469 from $895,755 for the three month period ended September 30, 2007 to a credit of $16,714 for the three month period ended September 30, 2008. The decrease in research and development was due to the termination of the Core Tech agreement in the period ended March 31, 2008 and the Alkem agreement in the period ended June 30, 2008, which were in effect during the prior year. This amount was partially offset by costs incurred for research and development conducted by our subsidiary.

General and Administrative

General and administrative expenses increased by $324,930 from $632,714 for the three months ended September 30, 2007 to $957,644 for the three months ended September 30, 2008. These increases were driven by the increase in new employee costs related the launch of generic Sevoflurane, professional fees and expenses related to our asset acquisition, professional fees and expenses related to operating as a public company, and the addition of board of director fees and expenses.

Amortization

Amortization expense increased $150,157 from $650 for the three months ended September 30, 2007 to $150,807 for the three months ended September 30, 2008. This amount was due to the increase in intangible assets acquired by our subsidiary, FineTech Pharmaceutical, Ltd., as well as the amortization of capitalized costs related to our debt financing incurred December 31, 2007.

Depreciation

Depreciation expense increased $117,122 from $60,629 for the three months ended September 30, 2007 to $177,751 for the three months ended September 30, 2008. The increase was due to the increase in assets acquired by our subsidiary, FineTech Pharmaceutical, Ltd.

Other Income (Expenses)

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.

	Three Months Ended September 30,			%
	2008	2007	Change	Change
Other Income (Expenses):
Interest Income	$15,169	$11,189	$3,980	36%
Interest expense and penalties	(521,385)	(11,483)	(509,902)	4440%
Loss on Debt Restructuring	-	(170,000)	170,000	-100%
Amortization of debt discount	(1,364,390)	-	(1,364,390)	n/a
Loss on note conversion rate change	(5,904,253)	-	(5,904,253)	n/a
Loss on asset deposit	(46,484)	-	(46,484)	n/a
Other income (expense)	10,777	13,946	(3,169)	-23%

Total Other Expenses	$(7,810,566)	$(156,348)	$(7,654,218)	4896%

Interest Income

Interest income increased by $3,980 from $11,189 for the three month period ended September 30, 2007 to $15,169 for the three month period ended September 30, 2008. The increase was due to higher levels of interest-bearing deposits during the quarter as a result of an inflow of cash from our $3M note payable agreement with NPIL Pharma in the second quarter of 2008.

Interest Expense and Penalties

Interest expense increased by $509,902 from $11,483 for the three month period ended September 30, 2007 to $521,385 for the three month period ended September 30, 2008. The increase is due to the quarterly interest payments of $249,375 at 9.50% to Castlerigg Investments, Ltd. related to our convertible debt acquired on December 31, 2007 for the first two quarters, as well as an accrual of the third interest payment at 15% in the amount of $393,750. There are five additional quarterly interest payments due related to the convertible debt financing.

Amortization of Debt Discount

Amortization of debt discount increased by $1,364,390 from $0 for the three month period ended September 30, 2007 to $1,364,390 for the three month period ended September 30, 2008. The increase is due to the amortization of the present value discount related to our convertible debt acquired on December 31, 2007, present value discount of our obligation to former preferred shareholders, and present value discount related to the severance obligation to our former CEO and CFO, Daniel Chen.

Loss on Note Conversion Rate

As of March 31, 2008, we failed to satisfy the EBITDA ratio of our Convertible Note and, as a result, the conversion price of the Convertible Note was adjusted downward to $0.22 per share.  A further reduction in the conversion price was required as of September 30, 2008 to approximately $0.06 per share. Based upon the new conversion price, if the Convertible Note were converted in full, we would be required to issue 176,470,588 shares of Common Stock to the holder of the Convertible Note.  These new shares would represent approximately 147% of our then outstanding shares of Common Stock.

Notwithstanding the new conversion price, under the terms of the Note and Warrants, the investor cannot convert the Note or exercise any warrants to the extent that such conversion or exercise would result in the investor holding in excess of 4.99% of our outstanding common stock.  Since the investor presently holds 5,594,033 shares of our common stock, it could not convert the convertible Note for an amount that would exceed 379,254 shares, based upon 119,705,157 shares outstanding prior to such conversion.

As such, the Company estimated the value of the convertible debenture based on the amended terms of the Convertible Note during the third quarter of 2008. The valuation will be performed on the seventh trading day following the filing of our Form 10-Q for the period ended September 30, 2008. An adjustment will be made during the fourth quarter of 2008 to true up the original estimate, if any. The total non-cash expense related to the change in conversion rate was allocated as follows: $5,904,252 to Loss on Note Conversion and $5,904,252 to the equity component of the Note.

Changes in the other income (expense) amounts not discussed above were not material to our operations.

Net Loss

Net loss increased by $7,802,745 from net loss of $3,163,017 for the three months ended September 30, 2007 to a net loss of $10,965,762 for the three months ended September 30, 2008. The increase in our net loss for the third quarter of 2008 was due to non-recurring, non-cash expenses of approximately $7.3M related to the amortization of the debt discount and loss on note conversion related to our note with Castlerigg Master Investments, Ltd. Had these non-cash, non-recurring items been eliminated, the net loss would have been comparable to the prior year despite significant increases in expenses.

Results of Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.

	Nine Months Ended September 30,			%
	2008	2007	Change	Change
Sales (Net of Discounts)	$9,263,158	$1,636,435	$7,626,723	466%
Cost of Goods Sold (Net of Discounts)	7,898,368	1,322,945	6,575,423	497%
Gross Profit	$1,364,790	$313,490	$1,051,300	335%
Gross Profit %	14.7%	19.2%

Sales

Net sales increased by $7,626,723 from $1,636,435 for the nine months ended September 30, 2007 to $9,263,158 for the nine months ended September 30, 2008. This increase reflects the acquisition of assets of FineTech Laboratories and the opening of our subsidiary, FineTech Pharmaceutical, Ltd., as well as the launch of our Sevoflurane product line in the second quarter of 2007.

Cost of Goods Sold

Cost of goods sold increased by $6,575,423 from $1,322,945 for the nine months ended September 30, 2007 to $7,898,368 for the nine months ended September 30, 2008. This increase reflects acquisition of assets and launch of our Sevoflurane product line. In addition, the Company had additional depreciation attributed to cost of goods for installation and placement of vaporizers with our customer base for a total of $897,198 in the nine months ended September 30, 2008 as compared to $77,027 for the nine months ended September 30, 2007.

Gross Profit

Gross profit increased by $1,051,300 from $313,490 for the nine months ended September 30, 2007 to $1,364,790 for the nine months ended September 30, 2008. Gross profit as a percentage of sales decreased for the nine months ended September 30, 2008 resulting from a transition in product mix, increase in buy-in discounts offered to new customers, and an increase in depreciation attributed to Cost of Goods.

Operating Expenses

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.

	Nine Months Ended September 30,			%
	2008	2007	Change	Change
Operating Expenses:
Selling Expenses	$521,166	$2,374,544	$(1,853,378)	-78%
Salaries, Wages and Benefits	5,510,062	1,509,120	4,000,942	265%
Research and Development	(8,551)	2,444,871	(2,453,422)	-100%
Product Purchase Agreements	-	4,400,000	(4,400,000)	-100%
General and Administrative Expenses	3,113,746	1,301,107	1,812,639	139%
Amortization Expense	398,327	1,951	396,376	20317%
Depreciation Expense	532,791	138,498	394,293	285%

Total Operating Expenses	$10,067,541	$12,170,091	$(2,102,550)	-17%

Selling Expense (Sales & Marketing)

Sales and marketing expense decreased by $1,853,378 from $2,374,544 for the nine months ended September 30, 2007 to $521,166 for the nine months ended September 30, 2008. This decrease in sales and marketing expenses was a result of reclassification in the 2008 financial statements of approximately $1.6M from a selling expense to the salaries, wages and benefits account. This reclassification for the interim period ended September 30, 2008 was partially offset by an increase in selling expenses related to higher attendance at trade shows and training requirements of newly hired sales staff.

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $4,000,942 from $1,509,120 for the nine months ended September 30, 2007 to $5,510,062 for the nine months ended September 30, 2008. The increase in salaries, wages and benefits in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was due an increase in salaries, wages and benefits due to the launch of generic Sevoflurane and related increased operating activities. Further increase was a result of opening our subsidiary, FineTech Pharmaceutical, in Israel after our recent asset acquisition, as well as a reclassification from the selling expense account.

Research and Product Development

Research and development, or product development expenses for the nine months ended September 30, 2008 decreased by $2,453,422 from $2,444,871 for the nine month period ended September 30, 2007 to a credit of $8,551 for the nine month period ended September 30, 2008. The decrease in research and development was due to the termination of the Core Tech agreement in the period ended March 31, 2008 and the Alkem Laboratories agreement in the period ended June 30, 2008, which were in effect during the period ended September 30, 2007. This amount was partially offset by costs incurred for research and development conducted by our subsidiary

General and Administrative

General and administrative expenses increased by $1,812,639 from $1,301,107 for the nine months ended September 30, 2007 to $3,113,746 for the nine months ended September 30, 2008. These increases were driven by the increase in new employee costs related the launch of generic Sevoflurane, professional fees and expenses related to our asset acquisition, professional fees and expenses related to operating as a public company, and the addition of board of director fees and expenses.

Amortization

Amortization expense increased $396,376 from $1,951 for the nine months ended September 30, 2007 to $398,327 for the nine months ended September 30, 2008. This amount was due to the increase in intangible assets acquired by our subsidiary, FineTech Pharmaceutical, Ltd. , as well as the amortization of capitalized costs related to our debt financing incurred December 31, 2007.

Depreciation

Depreciation expense increased by $394,293 from $138,498 for the nine months ended September 30, 2007 to $532,791 for the nine months ended September 30, 2008. The increase was due to the increase in assets acquired by our subsidiary, FineTech Pharmaceutical, Ltd.

Other Income (Expenses)

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.

	Nine Months Ended September 30,			%
	2008	2007	Change	Change
Other Income (Expenses):
Interest Income	$42,153	$50,578	$(8,425)	-17%
Interest expense and penalties	(1,278,106)	(174,844)	(1,103,262)	631%
Loss on Debt Restructuring	-	(358,054)	358,054	-100%
Amortization of debt discount	(4,089,106)	-	(4,089,106)	n/a
Loss on note conversion rate change	(11,169,982)	-	(11,169,982)	n/a
Loss on asset deposit	(46,484)	-	(46,484)	n/a
Termination of development agreement	846,666	-	846,666	n/a
Other income (expense)	2,409	13,387	(10,978)	-82%

Total Other Expenses	$(15,692,450)	$(468,933)	$(15,223,517)	3246%

Interest Income

Interest income decreased by $8,425 from $50,578 for the nine month period ended September 30, 2007 to $42,153 for the nine month period ended September 30, 2008. The decrease is due to lower levels of interest-bearing deposits during the first nine months.

Interest Expense and Penalties

Interest expense increased by $1,103,262 from $174,844 for the nine month period ended September 30, 2007 to $1,278,106 for the nine month period ended September 30, 2008. The increase is due to the quarterly interest payments of $249,375 to Castlerigg Investments, Ltd. related to our convertible debt acquired on December 31, 2007 for the first two quarters of 2008 at 9.50%, as well as interest accrual of $393,750 for the third quarter of 2008 at 15%. We have made the first two interest payments and accrued the third interest payment as noted in Note 18. There are five additional quarterly interest payments due related to the convertible debt financing. The additional increase is due to the accrual of a penalty payment due to original investors in the amount of approximately $190,000.

Amortization of Debt Discount

Amortization of debt discount increased by $4,089,106 from $0 for the nine month period ended September 30, 2007 to $4,089,106 for the nine month period ended September 30, 2008. The increase is due to the amortization of the present value discount related to our convertible debt acquired on December 31, 2007, present value discount of our obligation to former preferred shareholders, and present value discount related to the severance obligation to our former CEO and CFO, Daniel Chen.

Termination of Development Agreement

Termination of Development Agreement increased by $846,666 from $0 for the nine month period ended September 30, 2007 to $846,666 for the nine month period ended September 30, 2008. The increase is due to the termination of agreements with Core Tech Technologies, Ltd. and Alkem Laboratories, ltd. during the first nine months of the current year.

Loss on Note Conversion Rate

As of March 31, 2008, we failed to satisfy the EBITDA ratio of our Convertible Note and, as a result, the conversion price of the Convertible Note was adjusted downward to $0.22 per share.  A further reduction in the conversion price was required as of September 30, 2008 to approximately $0.06 per share. Based upon the new conversion price, if the Convertible Note were converted in full, we would be required to issue 176,470,588 shares of Common Stock to the holder of the Convertible Note.  These new shares would represent approximately 147% of our then outstanding shares of Common Stock.

Notwithstanding the new conversion price, under the terms of the Note and Warrants, the investor cannot convert the Note or exercise any warrants to the extent that such conversion or exercise would result in the investor holding in excess of 4.99% of our outstanding common stock.  Since the investor presently holds 5,594,033 shares of our common stock, it could not convert the convertible Note for an amount that would exceed 379,254 shares, based upon 119,705,157 shares outstanding prior to such conversion.

As such, the Company estimated the value of the convertible debenture based on the amended terms of the Convertible Note during the third quarter of 2008. The valuation will be performed on the seventh trading day following the filing of our Form 10-Q for the period ended September 30, 2008. An adjustment will be made during the fourth quarter of 2008 to true up the original estimate, if any. The total non-cash expense related to the change in conversion rate was allocated as follows: $55,848 to Debt Discount, $11,169,982 to Loss on Note Conversion and $11,225,830 to the equity component of the Note.

Changes in the other income (expense) amounts not discussed above were not material to our operations.

Net Loss

Net loss increased by $12,069,667 from net loss of $12,325,534 for the nine months ended September 30, 2007 to a net loss of $24,395,201 for the nine months ended September 30, 2008. The increase in our net loss for the current fiscal year 2008 was due to non-operating, non-cash expenses of approximately $15.1M related to the amortization of the debt discount and loss on note conversion related to our note with Castlerigg Master Investments, Ltd. Had these non-cash, non-operating items been eliminated, the net loss would have been less than the prior year despite significant increases in expenses.

Liquidity and Capital Resources

As of September 30, 2008, we had current assets of $8,315,839, including cash and equivalents of $1,348,216, accounts receivable of $987,229, inventory of $5,172,498 and other current assets of $807,896. As of September 30, 2008, we had current liabilities of $11,753,181, consisting primarily of accounts payable of $7,794,452, accrued rebates of $612,538, accrued interest expense of $543,750, and accrued payroll expenses of $780,551, and notes payable to former preferred shareholders of $1,555,623. As a result, at September 30, 2008, we had a working capital deficit of $3,437,342.

The Company’s supplier of inventory, Minrad International, Inc. (hereinafter “Minrad”), unilaterally removed exclusivity of supply on September 11, 2008. Further, Minrad has ceased shipping product to the Company until the Company remits full payment for amounts currently due, which is approximately $4.9M (see Notes 3 and 9 for additional information). The Company is currently in discussions with Minrad to decide on an appropriate plan to resolve the dispute and to continue to supply the Company with product. Should the Company not be able to come to an agreeable plan with Minrad, the Company shall only be able to supply its customers with product currently in inventory through the middle of January 2009. The lack of supply would materially impact the ongoing business of its RxElite Holdings Inc. subsidiary. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Net cash used in operating activities was $4,754,061 and $14,228,360 for the nine months ended September 30, 2008 and 2007, respectively. The decrease in net cash used in operating activities in the first nine months of the current year resulted from increased reliance on our suppliers (increase in accounts payable), which was partially offset by an increase in inventory and accounts receivables.

Net cash used in investing activities was $6,703,834 and $689,998 for the nine months ended September 30, 2008 and 2007, respectively. Cash used in investing activities consisted primarily of purchases of assets through our subsidiary, FineTech Pharmaceutical, Ltd. on January 4, 2008.

We have funded our operating losses primarily from proceeds from the sale of our common stock and proceeds from the issuance of convertible debentures and notes payable to related parties.

Net cash provided by financing activities was $2,692,527 and $12,914,278 for the nine months ended September 30, 2008 is comprised mostly of funds received from the issuance of a note during the second quarter in the amount of $3,000,000. This amount was partially offset by cash payments for principal related to a severance agreement to our former CEO, Daniel Chen, who currently serves as a member of our Board of Directors.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and may continue to incur losses for the foreseeable future. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s business plan anticipates that its immediate future activities will be funded from operations. The Company is currently seeking strategic alternatives for future growth and continued operations. These alternatives include but are not limited to the sale of a subsidiary, joint venture, and/or sale of some or all of the Company to outside groups.

Immediately following the Merger, the Company raised $10,703,092 in gross proceeds of equity capital and converted $1,899,273 of convertible debentures through the issuance of 21,003,959 units in a private placement offering of its securities. In addition, the Company received proceeds of $10,500,000 from the issuance of a senior secured convertible note on December 31, 2007. Although events of default exist the Convertible Note, the holder nas not demanded repayment required under the Convertible Note. Further to these funds, the Company obtained additional funds in the amount of $3,000,000 through a loan from a third party represented by a second secured note issued on May 30, 2008.

If sales continue to be insufficient to support operations and planned development of new products, then the Company will need to access additional capital in the form of equity or debt. If public or private financing or suitable deal structures to create capital are not readily available or the terms are unacceptable, the Company’s growth and revenue generating potential may be materially impaired. Such results could have a material adverse effect on the Company’s financial condition, results of operations and future prospects. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s supplier of inventory, Minrad International, Inc. (hereinafter “Minrad”), unilaterally removed exclusivity of supply on September 11, 2008. Further, Minrad has ceased shipping product to the Company until the Company remits full payment for amounts currently due, which is approximately $4.9M (see Notes 3 and 9 for additional information). The Company is currently in discussions with Minrad to decide on an appropriate plan to resolve the dispute and to continue to supply the Company with product. Should the Company not be able to come to an agreeable plan with Minrad, the Company shall only be able to supply its customers with product currently in inventory through the middle of January 2009. The lack of supply would materially impact the ongoing business of its RxElite Holdings Inc. subsidiary. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. A reserve for slow-moving and obsolete inventory is established for all inventory deemed potentially non-saleable by management in the period in which it is determined to be potentially non-saleable. The current inventory is considered properly valued and saleable. We concluded that there was no need for a reserve for slow moving and obsolete inventory at September 30, 2008.

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

Category	Useful Life
Furniture and Fixtures	3-7 years
Computer Equipment	3-5 years
Software	3 years
Machinery and Equipment	5-10 years
Product (vaporizers)	2-3 years

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

Rules 13a-15(e) and 15d-15(e) under the Exchange Act, require management to carry out an evaluation of the effectiveness of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2008. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company's management, including the Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008 in accordance with a recognized framework.  Based on that evaluation, management has concluded that there are material weaknesses in our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

The changes were made to enhance and strengthen the financial reporting department of the Company. The changes included additional finance and accounting personnel, creation of documentation of policies and procedures for all levels of employees that affect financial reporting, further segregation of duties within the financial reporting department, and the retention of a SOX consulting firm to assist with implementation and testing of controls and procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, investors should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, results of operations, financial condition or liquidity.  The risks described in our Annual Report on Form 10-KSB for the year ended December 31, 2007 have not materially changed, except as provided below.

The continuation of a low trading price of the Company’s common shares.

The Company’s common stock began trading on the OTC.BB at levels well below its historical rates.  The current economy is currently undergoing a period of unprecedented volatility, and the future may continue to be unstable. The economic instability has led, and could further lead, to reduced consumer spending in the foreseeable future, including that on medical procedures that utilize our pharmaceutical products.  The Company’s sales could be negatively affected if consumers continue to reduce spending on medical procedures.  In addition, reduced consumer spending may lead to further price erosion in the marketplace for our products.  These conditions may adversely affect the Company’s industry, business and results of operations and may cause the market value of our common stock to decline further.

We continue to experience operating losses, working capital deficiencies and negative cash flows from operations, and these losses and deficiencies may continue in the future.

Our recent operating losses may continue in the future and there can be no assurance that our financial outlook will improve. For the years ended December 31, 2007, 2006 and 2005, our operating losses were $19,815,000, $4,905,000 and $7,479,000, respectively. We generated a negative cash flow from operations in 2007 of $24,891,000, however we generated positive flows of $2,509,000 and negative flows of $148,000 in 2006 and 2005, respectively. Our results of operations did not improve as we had anticipated during the current year. As such, we have begun to implement a restructuring plan in order to preserve our cash flow and continue business operations. As of September 30, 2008, we have outstanding debt represetnted by notes payable to third parties in the amount of $13,600,000, of which $13,600,000 is current due and payable.

The Board of Directors and management are exploring various alternatives to restructure our debt and operations, including a sale of some or all of our assets or the sale of the Company or subsidiary. Although we are continuing discussions with our primary supplier, Minrad International, Inc. regarding the payable owed to them and the continuation of our supply agreement, as well as discussing restructuring of our note payable to Castlerigg Master Investments, Ltd. in the principal amount of $10,500,000, there can be no assurance that these discussions will be successful. In order to restructure our liabilities and operations, it may be necessary for us to file for bankruptcy. In addition, under the U.S. bankruptcy laws and regulations, three creditors can file a petition to have us placed into bankruptcy. There can be no assurance that we would be successful in restructuring the Company or our financial condition under any of the alternatives being considered.

Our ability to continue as a going concern is subject to our ability to realize a profit and/or obtain funding from outside sources.

We have incurred losses since inception and may continue to incur losses for the foreseeable future. If sales continue to be insufficient to support operations and planned development of new products, then the Company will need to access additional capital in the form of equity or debt. If public or private financing or suitable deal structures to create capital are not readily available or the terms are unacceptable, the Company’s growth and revenue generating potential may be materially impaired. Such results could have a material adverse effect on the Company’s financial condition, results of operations and future prospects. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. We do not presently have any offers from third parties to provide financing to us. Given the current financial turmoil in the United States and worldwide economies, our ability to obtain third party financing, whether debt, equity or a combination, will be difficult and may not be successful.

We rely on Minrad International, Inc. as our sole supplier of our distributed products, which could result in us not being able to obtain sufficient quantities to meet our short-term needs.

All the products that we currently distribute are produced by Minrad International, Inc. These products are the source of all of our current sales. We are currently unable to acquire sufficient quantities of our products from Minrad International, Inc. without prepayment of the products. Minrad International has notified us that it believes we are in default of our agreement with them, which default we deny. In addition, we currently owe Minrad International approximately $4.9M as of September 30, 2008. Manufacturers of our products are scarce and the current disruption of our relationship with Minrad could result in our inability to meet demand for our products, which could lead to customer dissatisfaction, damage our reputation, cause customers to cancel existing orders and to stop doing business with us and could result in the cessation of our business. The Company is currently working with Minrad, who unilaterally removed exclusivity from the distribution agreement, to continue shipping product to us on a prepayment basis.

Our obligations to the holder of our outstanding convertible note are secured by all of our assets. As a result of recent default on those obligations, the holder of such note could foreclose on our assets.

The holder of our senior secured redeemable convertible note in the principal amount of $10,500,000 (“Convertible Note”), has a security interest in all of our assets and those of our subsidiary. As a result of our recent default our obligations under the Convertible Note, the holder could foreclose its security interests and liquidate some or all of our assets, which would cause substantial material adverse harm our business, financial condition and results of operations.

We may issue additional shares of our common stock upon the redemption of the Convertible Note or for our failure to meet certain performance targets, which could result in our existing stockholders experiencing dilution.

Since the Company failed to meet certain earnings targets commencing in the first fiscal quarter of 2008 and more than 50% of the Convertible Note has not yet been redeemed, the conversion price of the Convertible Note has been reset to the lower of (i) the then current conversion price or (ii) 85% of the average market price of our common stock at such time. This would lead to us issuing substantially more shares of our common stock to the note holder at discounted prices, which will lead to greater dilution of existing stockholders’ percentage of ownership and voting power

The risks described in our Annual Report and above are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity.

Item 2. Unregistered Sales of Equity Securities.

On January 4, 2008, the Company issued 18,632,383 shares of common stock for a total valuation of $13,330,139 for a non-competition undertaking and assignment of royalty rights. These shares were issued to Dr. Arie Gutman, who currently serves as President of our FineTech subsidiary.

On February 7, 2008, the Company issued 1,000,000 shares of common stock to a third-party consultant at forty-six cents ($0.46) per share for a total value of $460,000 for a consulting agreement.

On September 24, 2008, the Company issued 389,854 shares of common stock to employees and directors of the Company for vested stock purchase rights with a fair value of $46,782.

On September 24, 2008, the Company issued 3,000,000 shares of restricted common stock to four members of management after the Board of Directors cancelled previously issued stock appreciation rights granted to those employees. The estimated fair value of the award is $360,000 based on a stock price of $0.11 per share on the date of issuance.

With respect to the foregoing transactions, the Company relied upon exemptions from registration for the issuances of the securities provided under Section 4(2) for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2008, the Company failed to satisfy both the Higher and Lower EBITDA ratios as required under our related to its Convertible Note with Castlerigg Master Investments, Ltd. As a result, the Company is now in default of the terms of the Convertible Note. As a result of the default, the holder may require the Company to redeem the Convertible Note in full. The holder has not exercised this right as of September 30, 2008. Based upon the event of default, the Convertible Note may be redeem in part or in full by the holder at a price equal to the greater of (i) the product of (A) the conversion amount to be redeemed and (b) the redemption premium (principal and interested) and (ii) the product of (a) the conversion rate with respect to such conversion amount in effect at such time as the holder delivers an event of default redemption notice and (b) the product of (1) the equity value redemption premium and (2) the greatest closing sale price of the common stock during the period beginning on the date immediately preceding such event of default and ending on the date the holder delivers the event of default redemption notice. Furthermore, as a result of the default the Company must now accrue and pay an interest rate of 15% per annum until the default is cured. The default may be cured and the interest rate adjusted down to the 9.50% per annum by meeting future EBITDA requirements.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Dr. Arie Gutman, President of our subsidiary, FineTech Pharmaceutical, Ltd., provided a notice of resignation to the management of RxElite, Inc. during the third quarter ended September 30, 2008. The notice does not take effect until June 2009. The Company is currently working with Dr. Gutman on a transition plan, which includes Dr. Gutman continuing to meaningfully contribute to the subsidiary’s day-to-day operations past the effective date of his resignation.

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

RXELITE, INC.

Date: November 14, 2008	By:	/s/ Jonathan Houssian
Jonathan Houssian
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Shannon M. Stith
Shannon M. Stith
Vice President Finance
(Principal Financial Officer)